Form 10-Q
period 1995-03-31
CORPORATE REALTY INCOME FUND I L P
filed 1995-05-15
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


_X_     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ______________


                                       Commission file number 0-15796
                                                              -------


                 Corporate Realty Income Fund I, L.P.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)


      Delaware                                              13-3311993
- - - - - - -----------------------                                 -------------------
(State of organization)                                 (I.R.S. Employer
                                                        identification No.)


406 East 85th Street, New York, New York                           10028
- - - - - - ----------------------------------------                         ---------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212) 794-3292
                                                   --------------


- - - - - - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No
                                    1 of 11

                    CORPORATE REALTY INCOME FUND I, L.P.
                     (A DELAWARE LIMITED PARTNERSHIP)


                                   Index


                                                                      Page No.
                                                                      --------

Part I     Financial information                                            3


           Balance Sheets --
           March 31, 1995 and December 31, 1994                             4

           Statements of Operations --
           For the three months ended March 31, 1995 and 1994               5

           Statements of Cash Flows --
           For the three months ended March 31, 1995 and 1994               6

           Notes to the Financial Statements                                7

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    9

Part II    Other information                                               10

           Signatures                                                      11


                                    2 of 11

                      PART I.  FINANCIAL INFORMATION


Item I.     Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                    3 of 11

                   CORPORATE REALTY INCOME FUND I, L.P.
                     (A DELAWARE LIMITED PARTNERSHIP)
                              BALANCE SHEETS
                   MARCH 31, 1995 AND DECEMBER 31, 1994

                                                MARCH 31,        DECEMBER 31,
                                                  1995               1994
                                              ------------       ------------
                                              (Unaudited)
ASSETS

Real estate, at cost:
 Land                                          $13,598,425         $13,598,425
 Buildings and improvements                     70,989,457          70,987,144
                                                ----------          ----------
                                                84,587,882          84,585,569
 Less accumulated depreciation                  14,155,718          13,571,654
                                                ----------          ----------
                                                70,432,164          71,013,915
Cash and short-term investments at cost,
 which approximates market value                 1,059,675           1,291,972
Accounts receivable                                 45,281              45,281
Note receivable                                     23,041              24,787
Investments in marketable securities               122,562             100,897
Step rent receivables                            2,331,642           2,240,931
Deferred charges, net of accumulated
 amortization of $14,625 in 1994                    ---                  4,875
Lease commissions, net of accumulated
 amortization of $729,615 in 1995
 and $652,478 in 1994                            1,549,360           1,579,429
Deposits                                            33,142              33,142
Other assets                                        21,505              53,763
                                               -----------         -----------
 Total assets                                  $75,618,372         $76,388,992
                                               ===========         ===========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Mortgage loan payable                           $7,800,000         $ 7,800,000
Accounts payable and accrued expenses              504,303             699,104
Due to affiliates                                   31,634              71,885
Other liabilities                                  288,253             297,747
                                                ----------          ----------
 Total liabilities                               8,624,190           8,868,736
                                                ----------          ----------

Partners' Capital (Deficit):
 General partners:
  Capital contributions                              1,000               1,000
  Net income                                       357,705             353,269
  Cash distributions                              (427,522)           (417,825)
                                                 ---------            --------
                                                   (68,817)            (63,556)
                                                 ---------            --------
 Limited partners: ($25 per unit; 4,000,000 units
  authorized, 3,200,000 issued and outstanding)
  Capital contributions, net of offering costs   74,051,897         74,051,897
  Net income                                     35,412,701         34,973,514
  Cash distributions                            (42,401,599)       (41,441,599)
                                                -----------        -----------
                                                  67,062,999        67,583,812
                                                ------------       -----------
 Total partners' capital                          66,994,182        67,520,256
                                                ------------       -----------
   Total liabilities and partners' capital       $75,618,372       $76,388,992
                                                ============       ===========

              See accompanying notes to financial statements.

                                    4 of 11

                    CORPORATE REALTY INCOME FUND I, L.P.
                     (A DELAWARE LIMITED PARTNERSHIP)
                         STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (Unaudited)



                                                     1995               1994
                                                  ----------        ----------
Income:
   Rental                                         $2,117,751        $1,711,496
   Interest and other income                          14,469            25,276
                                                  ----------        ----------
                                                   2,132,220         1,736,772
                                                  ==========        ==========
Expenses:
   Interest                                          179,833           126,750
   Depreciation                                      584,064           481,436
   Amortization                                       82,011            51,229
   Property operating                                648,314           596,031
   Management fees                                   132,228            70,477
   General and administrative                         83,812            71,442
                                                  ----------        ----------
                                                   1,710,262         1,397,365
                                                  ----------        ----------
Net income from real estate operations               421,958           339,407
                                                  ----------        ----------

Gain on sales of marketable securities                  --             813,300
Unrealized gain on marketable securities              21,665           281,800
                                                  ----------        ----------
                                                      21,665         1,095,100
                                                  ----------        ----------


Net income                                        $  443,623        $1,434,507
                                                  ==========        ==========

Net income allocated:
   To the general partners                        $    4,436        $   14,345
   To the limited partners                           439,187         1,420,162
                                                  ----------        ----------
                                                  $  443,623        $1,434,507
                                                  ==========        ==========


Net income per unit of limited
  partnership interest                                 $0.14             $0.44
                                                  ==========        ==========


                  See accompanying notes to financial statements.


                                    5 of 11

                    CORPORATE REALTY INCOME FUND I, L.P.
                     (A DELAWARE LIMITED PARTNERSHIP)
                         STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                        Increase/(Decrease) in Cash
                                (Unaudited)



                                                       1995            1994
                                                   ----------       ----------
Cash flows from operating activities:
   Net income                                        $443,623       $1,434,507
                                                   ----------       ----------
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                      666,075          532,665
  Unrealized gain on marketable securities            (21,665)        (281,800)
  Changes in operating assets and liabilities:
  Decrease (increase) in:
   Accounts receivable                                   ---          (957,184)
   Note receivable                                      1,746            1,117
   Step rent receivables                              (90,711)         (34,283)
   Lease commissions                                  (47,067)         (49,271)
   Other assets                                        32,258           21,613
  Increase (decrease) in:
   Accounts payable and accrued expenses             (194,801)        (261,824)
   Due to affiliates                                  (40,251)         (79,117)
   Other liabilities                                   (9,494)           4,436
                                                    ---------        ---------
     Total adjustments                                296,090       (1,103,648)
                                                    ---------        ---------
     Net cash provided by operating activities        739,713          330,859
                                                    ---------        ---------

Cash flows from investing activities:
  Acquisition of real estate                           (2,313)        (103,102)
  Increase in deferred charges                            ---          (19,500)
  Sales of marketable securities                          ---        2,044,500
   Net cash provided by (used in)                   ---------        ---------
   investing activities                                (2,313)       1,921,898
                                                    ---------        ---------

Cash flows from financing activities:
  Cash distributions to partners                     (969,697)        (646,645)
                                                    ---------        ---------
   Cash used in financing activities                 (969,697)        (646,645)
                                                    ---------        ---------

Net increase (decrease) in cash and
 short-term investments                              (232,297)       1,606,112
Cash and short-term investments at
  beginning of period                               1,291,972          822,310
                                                   ----------       ----------
Cash and short-term investments at end of period   $1,059,675       $2,428,422
                                                   ==========       ==========



              See accompanying notes to financial statements.


                                    6 of 11

                    CORPORATE REALTY INCOME FUND I, L.P.
                     (A DELAWARE LIMITED PARTNERSHIP)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1995
                                (UNAUDITED)


1.    GENERAL

  The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1994 as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.    RENTAL INCOME

  In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income received in cash to rental income recognized.


                                                         Three Months Ended
                                                      -----------------------
                                                       1995             1994
                                                     -------           -------

 Rental income received in cash                   $2,027,040         $1,677,213
 Step rent receivables                                90,711             34,283
                                                  ----------         ----------
 Rental income recognized                         $2,117,751         $1,711,496
                                                  ==========         ==========

3.    LEASES

 Minimum future rentals under noncancellable operating leases as of March 31, 1995 are as follows:

      Year ending December 31
      -----------------------

             1995                   $4,988,000
             1996                    5,753,000
             1997                    5,453,000
             1998                    5,142,000
             1999                    4,792,000
             Thereafter              9,917,000
                                   -----------
                 Total             $36,045,000
                                   ===========


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months ended March 31, 1995 and 1994, escalation charges amounted to $365,737 and $396,261, respectively.



                                    7 of 11

                   CORPORATE REALTY INCOME FUND I, L.P.
                     (A DELAWARE LIMITED PARTNERSHIP)
                       NOTES TO FINANCIAL STATEMENTS
                              MARCH 31, 1995
                                (UNAUDITED)


4.    TRANSACTIONS WITH GENERAL PARTNERS AND AFFILIATES

 Fees earned and reimbursable expenses for the three months ended March 31, 1995 and the unpaid portion at March 31, 1995 are:


                                            Three
                                            Months       Payable
                                          --------       -------

    Partnership management fees            $64,356       $31,634
    Property management fees                67,872
    Administration expenses                 11,297

During the three months ended March 31, 1995, the Partnership paid to the General Partners leasing commissions in the amount of $45,146.


5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest during the three months ended March 31, 1995 and 1994 amounted to $118,083 and $126,750, respectively.


                                    8 of 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995, the Partnership had cash and working capital of approximately $1,059,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts. In addition, the Partnership owns 2,476 shares of common stock (issued by National Gypsum Company in satisfaction of the Partnership's claims in National Gypsum's bankruptcy), with a market value as of March 31, 1994 of approximately $122,000. The Partnership must sell or otherwise liquidate such shares to supplement funding of its capital requirements, including tenant improvements.

     All of the Partnership's buildings are now fully leased. The Directory Building is 100% leased to GTE Directories Corporation ("GTE") pursuant to a lease dated as of April 20, 1994, as amended. The initial term of the lease expires on September 30, 2000.

     The Partnership anticipates expending approximately $325,000 for tenant improvements at the Directory Building during 1995.

     The Partnership expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of $7,800,000. The lender, Pittsburgh National Bank, has agreed to extend the maturity date of the subject loan from March 31, 1995 until March 31, 1996. In connection with such extension, the loan is being converted to a one-year secured revolving line of credit bearing the same rate of interest as the original loan. The Partnership and the Bank are in the process of finalizing the subject extension. It is anticipated that the extension documentation will be finalized and signed prior to the end of May, 1995.


RESULTS OF OPERATIONS

     Rental revenues in the first quarter of 1995 increased from 1994 primarily as the result of the occupancy of the Directory Building by GTE. Management fees paid to the general partners during the first quarter increased in 1995 from 1994, reflecting an increase in adjusted cash from operations. In addition, net income increased as a result of the unrealized gain from marking the balance of the Partnership's National Gypsum securities (issued to the Partnership by National Gypsum Company in satisfaction of the Partnership's claims in National Gypsum's bankruptcy) to market value at March 31, 1995. Unrealized gains are determined by the market value of the securities and, therefore, are subject to market fluctuations.




                                    9 of 11

                        PART II.  OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)    None.

(b) No reports on Form 8-K were filed during the quarter in which this report is filed.
















                                    10 of 11

                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CORPORATE REALTY INCOME FUND I, L.P
                               (Registrant)


Date: May 9, 1995            By: __/s/Robert F. Gossett, Jr._____
                                 Robert F. Gossett, Jr.
                                 President, Director



Date:  May 9, 1995           By: __/s/Pauline G. Gossett_________
                                 Pauline G. Gossett
                                 Treasurer, Vice President







                                    11 of 11