Form 10-Q/A
period 1995-03-31
CORPORATE REALTY INCOME FUND I L P
filed 1995-07-25
CIK 785898

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           __________


                           FORM 10-Q/A


(Mark One)
_X_  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1995
                             -------------------------------------
                               OR


___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to_________________


Commission file number 0-15796
                      --------

      Corporate Realty Income Fund I, L.P.
- ------------------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)


      Delaware
- ------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)

      13-3311993
- -----------------------------------
(I.R.S. Employer Identification No.)

      406 East 85th Street, New York, New York               10028
- ------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 794-3292
                                                   --------------
_________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report


     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days  Yes _X_   No ___

                   PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits
          27.  Financial Data Schedule - Attached hereto.



                           SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE REALTY INCOME FUND I, L.P.

                                   By:  1345 Realty Corporation,
                                        General Partner

Date:     July 18, 1995            By:  /s/ Robert F. Gossett, Jr.
                                        --------------------------
                                        Robert F. Gossett, Jr.,
                                        President


Date:     July 18, 1995            By:  /s/ Pauline G. Gossett
                                        --------------------------
                                        Pauline G. Gossett
                                        Secretary