Form 10-Q
period 1995-06-30
CORPORATE REALTY INCOME FUND I L P
filed 1995-08-15
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
				   WASHINGTON, D.C. 20549

					FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the transition period from ______________ to _______________


					Commission file number 0-15796
							       -------

		    Corporate Realty Income Fund I, L.P.
	   ---------------------------------------------------
	   (Exact name of registrant as specified in its charter)


      Delaware                                              13-3311993
 ---------------------                                ---------------
(State of organization)                               (I.R.S. Employer
						       identification No.)


 406 East 85th Street, New York, New York        10028
 -----------------------------------------      --------
 (Address of principal executive offices)       (Zip Code)


 Registrant's telephone number, including area code (212) 794-3292
						    --------------

------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No

				  1 of 12

			CORPORATE REALTY INCOME FUND I, L.P.
			  (a Delaware limited partnership)


					Index

												 Page No.
												---------

Part I     Financial information                                  3


		Balance Sheets --
		June 30, 1995 and December 31, 1994               4

		Statements of Operations --
		For the three months ended June 30, 1995 and 1994 5

		Statements of Operations --
		For the six months ended June 30, 1995 and 1994   6

		Statements of Cash Flows --
		For the six months ended June 30, 1995 and 1994   7

		Notes to the Financial Statements                 8

		Management's Discussion and Analysis of
		Financial Condition and Results of Operations    10

Part II   Other information                                      11

		Signatures                                       12

				      2 of 12

			Part I.  Financial Information


Item I.      Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessare for a fair presentation of such financial information have been included.

				 3 of 12

			CORPORATE REALTY INCOME FUND I, L.P.
			 (a Delaware limited partnership)
				 BALANCE SHEETS
			June 30, 1995 and December 31, 1994


											June 30,      December 31,
						 1995             1994
					      -----------     -----------
										 (Unaudited)
ASSETS
Real estate, at cost:
  Land                                        $13,598,425     $13,598,425
  Buildings and improvements                   71,171,008      70,987,144
					       ----------      ----------
					       84,769,433      84,585,569
  Less accumulated depreciation                14,739,782      13,571,654
					       ----------      ----------
										  70,029,651      71,013,915
Cash and short-term investments at cost,
  which approximates market value                 742,424       1,291,972
Accounts receivable                                 3,533          45,281
Note receivable                                    21,276          24,787
Investments in marketable securities                   --         100,897
Step rent receivables                           2,422,353       2,240,931
Deferred charges, net of accumulated
amortization of $14,625 in 1994                    41,276           4,875
Lease commissions, net of accumulated amort.
 of $806,750 in 1995 and $652,478 in 1994       1,640,081       1,579,429
Deposits                                           33,142          33,142
Other assets                                       99,898          53,763
						---------      ----------
	Total assets                          $75,033,634     $76,388,992
					       ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Mortgage loan payable                         $ 7,800,000    $ 7,800,000
Accounts payable and accrued expenses             421,795        699,104
Due to affiliates                                    --           71,885
Other liabilities                                 290,127        297,747
						---------      ---------
						8,511,922      8,868,736
						---------      ----------
Partners' Capital:
  General partners:
   Capital contributions                           1,000           1,000
   Net income                                    362,677         353,269
   Cash distributions                           (437,219)       (417,825)
					       ----------      ----------
											 (73,542)        (63,556)

Limited partners: ($25 per unit; 4,000,000 units
 authorized, 3,200,000 issued and outstanding)
 Capital contributions, net of offering costs 74,051,897      74,051,897
 Net income                                   35,904,956      34,973,514
 Cash distributions                          (43,361,599)    (41,441,599)
					      ----------      ---------
					      66,595,254      67,583,812
					     -----------      ----------

Total partners' capital                       66,521,712      67,520,256
					      ----------      ----------
Total liabilities and partners' capital      $75,033,634     $76,388,992
					      ==========      ==========

		  See accompanying notes to financial statements.

				       4 of 12

		       CORPORATE REALTY INCOME FUND I, L.P.
		       (a Delaware limited partnership)
			 STATEMENTS OF OPERATIONS
		For the three months ended June 30, 1995 and 1994
				  (Unaudited)



						  1995            1994
					       ----------        ---------
Income:
   Rental                                     $2,250,476        $1,739,732
   Interest and other income                      11,932            15,144
										  ---------         ---------
										  2,262,408         1,754,876
										  ---------         ---------
Expenses:
   Interest                                      187,309           146,304
   Depreciation                                  584,064           481,437
   Amortization                                   77,136            30,822
   Property operating                            710,219           591,170
   Management fees                               132,428            69,082
   General and administrative                     80,042            75,185
					       ---------         ---------
									       1,771,198         1,394,000
										  ---------         ---------

Net income from real estate operations           491,210           360,876
					       ---------         ---------

Gain on sales of marketable securities            27,682                -
Unrealized loss on marketable securities         (21,665)         (258,225)
						---------         ----------
						   6,017          (258,225)
											---------         ----------

Net income                                    $  497,227         $ 102,651
						=========          ==========

Net income allocated:
 To the general partners                     $     4,972         $   1,027
 To the limited partners                         492,255           101,624
					       ----------          --------
										$   497,227       $   102,651
									       ==========          ========


Net income per unit of
 limited partnership interest                      $0.16              $0.04
						   =====              =====


	      See accompanying notes to financial statements.

					5 of 12

			  CORPORATE REALTY INCOME FUND I, L.P.
			    (a Delaware limited partnership)
			       STATEMENTS OF OPERATIONS
		    For the six months ended June 30, 1995 and 1994
				    (Unaudited)


						    1995           1994
						  ----------   -----------

Income:
  Rental                                          $4,368,227    $3,451,228
  Interest and other income                           26,401        40,420
						   ---------     ---------
						   4,394,628     3,491,648
						   ---------      ---------
Expenses:
  Interest                                           367,142       273,054
  Depreciation                                     1,168,128       962,873
  Amortization                                       159,147        82,051
  Property operating                               1,358,533     1,187,201
  Management fees                                    264,656       139,559
  General and administrative                         163,854       146,627
						   ---------     ---------
						   3,481,460     2,791,365
						   ---------     ---------

Net Income from real estate operations               913,168       700,283
						   ---------      ---------

Gain on sales of marketable securities                27,682       813,300
Unrealized gain on marketable securities                 -          23,575
						  ----------      ---------
												27,682        836,875
											  ----------      ---------

Net income                                        $  940,850     $1,537,158
						   =========      =========
Net income allocated:
 To the general partners                          $    9,408     $   15,372
 To the limited partners                             931,442      1,521,786
						   ---------      ----------
											       940,850      $1,537,158
											     =========      ==========

Net income per unit of
 limited partnership interest                         $0.30           $0.48
						       ====            ====

			See accompanying notes to financial statements.

					 6 of 12

			      CORPORATE REALTY INCOME FUND I, L.P.
				(a Delaware limited partnership)
				    STATEMENTS OF CASH FLOWS
			  For the six months ended June 30, 1995 and 1994
				  Increase/(Decrease) in Cash
								(Unaudited)

							1995          1994
						    -----------   -----------
Cash flows from operating activities:
 Net income                                         $   940,850    $1,537,158
 Adjustments to reconcile net income                 ----------    ----------
 to net cash provided by operating
 activities:
  Depreciation and amortization                       1,327,275     1,044,924
  Gain on marketable securities                         (27,682)      (23,575)
  Changes in operating assets and liabilities:
   Decrease (increase) in:
   Accounts receivable                                   41,748       174,766
   Notes receivable                                       3,511         2,807
   Step rent receivables                               (181,422)      (68,566)
   Lease commissions                                   (214,924)     (159,582)
   Deferred charges                                     (41,276)      (19,500)
   Other assets                                         (46,135)      (43,772)
   Increase (decrease)in:
   Accounts payable  and accrued expenses              (277,309)     (438,238)
   Due to affiliates                                    (71,885)      (63,457)
   Other liabilities                                     (7,620)      148,141
												  --------     ---------
     Total adjustments                                  504,281       553,948
						       --------     ---------
  Net cash provided by operating activities           1,445,131     2,091,106
						      ---------     ---------
Cash flows from investing activities:
Acquisition of real estate                             (183,864)     (504,841)
Sales of marketable securities                          128,579     2,278,500
						      ---------     ---------
 Net cash provided by (used in)
 investing activities                                   (55,285)    1,773,659
						      ----------     ---------
Cash flows from financing activities:
 Cash distributions to partners                      (1,939,394)   (1,292,929)
						     ----------     ----------
 Net cash used in financing activities               (1,939,394)   (1,292,929)
											       ----------     ----------
Net increase (decrease) in cash and
 short-term investments                                (549,548)    2,571,836
Cash and short-term investments
at beginning of period                                1,291,972       822,310
						      ---------     ---------
Cash and short-term investments
 at end of period                                    $  742,424     $3,394,146
						      =========      =========

		   See accompanying notes to financial statements.

				     7 of 12

		       CORPORATE REALTY INCOME FUND I, L.P.
			 (a Delaware limited partnership)
			  NOTES TO FINANCIAL STATEMENTS
				June 30, 1995
				 (Unaudited)

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


			      Three Months Ended      Six Months Ended
			      1995         1994        1995        1994
			     --------    ---------    --------   ---------
   Rental income
    received in cash         $2,159,765  $1,705,449  $4,186,805   $3,382,662
   Step rent receivables         90,711      34,283     181,422       68,566
			      ---------   ---------   ---------    ---------
   Rental income recognized  $2,250,476  $1,739,732  $4,368,227   $3,451,228
			      =========   =========   =========    =========

3.    Leases

Minimum future rentals under noncancellable operating leases as of June 30, 1995 are as follows:

		      Year ending December 31

			   1995 $ 3,331,000
			   1996   5,753,000
			   1997   5,453,000
			   1998   5,142,000
			   1999   4,792,000
		     Thereafter   9,917,000
				 -----------
		     Total      $34,388,000
				 ==========

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and six months ended June 30, 1995 and 1994, escalation charges amounted to $502,839 and $868,576 in 1995 and $412,497 and $808,758 in 1994.

				8 of 12

			CORPORATE REALTY INCOME FUND I, L.P.
			 (a Delaware limited partnership)
			 NOTES TO FINANCIAL STATEMENTS
				  June 30, 1995
				   (Unaudited)


4.    Transactions with General Partners and Affiliates

Fees earned and reimbursable expenses for the three and six months ended June 30, 1995 and the unpaid portion at June 30, 1995 are:

				       Three      Six
				       Months     Months     Payable
				       -------     -------    -------

  Partnership management fees          $67,872     $135,744     -0-
  Property management fees              64,556      128,912     -0-
  Administrative expenses                1,202       12,499     -0-


Leasing commissions paid to the General Partners for the three months and six months ended June 30, 1995 totalled $70,124 and $115,270, respectively.


5.   Supplemental Disclosure of Cash Flow Information

Cash paid for interest during the six months ended June 30, 1995 and 1994 amounted to $305,392 and $273,054, respectively.

			       9 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1995


Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash and working capital of approximately $742,000 which was invested in unaffiliated interest-bearing bank accounts.

All of the Partnership's buildings are now fully leased. The Directory Building is 100% leased to GTE Directories Corporation ("GTE") pursuant to a lease dated as of April 20, 1994, as amended. The initial term of the lease expires on September 30, 2000.

The Partnership anticipates expending approximately $325,000 for tenant improvements at the Directory Building during 1995.


The Partnership expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of $7,800,000. The lender, Pittsburgh National Bank, has extended the maturity date of the subject loan from March 31, 1995 until March 31, 1996. In connection with such extension, the loan has been converted to a one-year secured revolving line of credit bearing the same rate of interest as the original loan.


Results of Operations

Rental revenues in the second quarter of 1995 increased from 1994 primarily as the result of the occupany of the Directory Building by GTE. Management fees paid to the general partners during the second quarter increased in 1995 from 1994, reflecting an increase in adjusted cash from operations. In addition, in the second quarter, the Partnership sold its remaining National Gypsum securities (issued to the Partnership by National Gypsum Company in satisfaction of the Partnership's claims in National Gypsum's bankruptcy), realizing a gain of $27,682 on such sale.

				     10 of 12

			  Part II.  Other Information

Item 6. Exhibits and Reports on Form 8-K


(a)     None.

(b) No reports on Form 8-K were filed during the quarter in which this report is filed.


				   11 of 12

				  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



				  CORPORATE REALTY INCOME FUND I, L.P
				     (Registrant)


DATE: August 15, 1995             By:___/s/Robert F. Gossett, Jr.____
				     Robert F. Gossett, Jr.
				     President, Director


DATE: August 15, 1995             By: ___/s/Pauline G. Gossett______
				      Pauline G. Gossett
				      Treasurer, Vice President



				 12 of 12