Form 10-Q
period 1995-09-30
CORPORATE REALTY INCOME FUND I L P
filed 1995-11-20
CIK 785898

                                  SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                          FORM 10-Q


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1995

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                    to



                                            Commission file number 0-15796



                    Corporate Realty Income Fund I, L.P.
             (Exact name of registrant as specified in its charter)


      Delaware                                                13-3311993
(State of organization)                                   (I.R.S. Employer
                                                          identification No.)


406 East 85th Street, New York, New York                             10028
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code (212) 794-3292




Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___

                     CORPORATE REALTY INCOME FUND I, L.P.
                       (a Delaware limited partnership)


                                       Index


                                                                 Page No.

Part I     Financial information                                   3


           Balance Sheets --
           September 30, 1995 and December 31, 1994                4

           Statements of Operations --
           For the three months ended September 30, 1995 and 1994  5

           Statements of Operations --
           For the nine months ended September 30, 1995 and 1994   6

           Statements of Cash Flows --
           For the nine months ended September 30, 1995 and 1994   7

           Notes to the Financial Statements                       8

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations          10

Part II    Other information                                      10

           Signatures                                             14

              PART I.  FINANCIAL INFORMATION


Item I.      Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


              CORPORATE REALTY INCOME FUND I, L.P.
                 (A DELAWARE LIMITED PARTNERSHIP)
                          BALANCE SHEETS
             SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1995          1994
                                                   (Unaudited)
ASSETS
Real estate, at cost:
  Land                                           $13,598,425  $13,598,425
  Buildings and improvements                      71,171,008   70,987,144
                                                  84,769,433   84,585,569
  Less accumulated depreciation                   15,323,846   13,571,654
                                                  69,445,587   71,013,915
Cash and short-term investments at cost,
  which approximates market value                    405,352    1,291,972
Accounts receivable                                  297,369       45,281
Note receivable                                       19,494       24,787
Investments in marketable securities                      --      100,897
Step rent receivables                              2,513,064    2,240,931
Deferred charges, net of accumulated amortization
  of $14,625 in 1994                                  67,461        4,875
Lease commissions, net of accumulated amortization
  of $883,886 in 1995 and $652,478 in 1994         1,669,366    1,579,429
Deposits                                              33,142       33,142
Other assets                                          66,598       53,763
  Total assets                                   $74,517,433  $76,388,992

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loan payable                             $7,800,000  $ 7,800,000
Accounts payable and accrued expenses                592,318      699,104
Due to affiliates                                         --       71,885
Other liabilities                                    481,166      297,747
  Total Liabilities                                8,873,484    8,868,736

Partners' Capital:
  General partners:
     Capital contributions                             1,000        1,000
     Net income                                      366,839      353,269
     Cash distributions                             (446,915)    (417,825)
                                                     (79,076)     (63,556)

Limited partners: ($25 per unit; 4,000,000 units
  authorized, 3,169,238 and 3,200,000 issued and
  outstanding in 1995 and 1994 respectively)
  Capital contributions, net of offering costs    73,650,706   74,051,897
  Net income                                      35,967,849   34,973,514
  Cash distributions                             (43,895,530) (41,441,599)
                                                  65,723,025   67,583,812

     Total partners' capital                      65,643,949   67,520,256
     Total liabilities and partners' capital     $74,517,433  $76,388,992


         See accompanying notes to financial statements.




               CORPORATE REALTY INCOME FUND I, L.P.
                 (A DELAWARE LIMITED PARTNERSHIP)
                     STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (Unaudited)



                                                       1995          1994


Income:
 Rental                                          $2,252,474    $1,881,228
 Interest and other income                          188,220        26,324
                                                  2,440,694     1,907,552

Expenses:
 Interest                                           184,762       159,477
 Depreciation                                       584,064       481,436
 Amortization                                        77,136        30,821
 Property operating                                 729,701       686,441
 Management fees                                    191,316        88,972
 General and administrative                         257,540        78,020
                                                  2,024,519     1,525,167

Net income from real estate operations              416,175       382,385

Gain on sales of marketable securities                   --       117,450
Unrealized loss on marketable securities                 --        (3,457)
                                                         --       113,993

Net income                                       $  416,175    $  496,378

Net income allocated:
 To the general partners                          $   4,162    $    4,964
 To the limited partners                            412,013       491,414
                                                  $ 416,175    $  496,378

Net income per unit of
 limited partnership interest                         $0.13         $0.15



         See accompanying notes to financial statements.


               CORPORATE REALTY INCOME FUND I, L.P.
                 (A DELAWARE LIMITED PARTNERSHIP)
                     STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (Unaudited)




                                                      1995         1994

Income:
   Rental                                       $6,620,701   $5,332,456
   Interest and other income                       214,621       66,744
                                                 6,835,322    5,399,200

Expenses:
   Interest                                        551,904      432,531
   Depreciation                                  1,752,192    1,444,309
   Amortization                                    236,283      112,872
   Property operating                            2,088,234    1,873,642
   Management fees                                 455,972      228,531
   General and administrative                      421,394      224,647
                                                 5,505,979    4,316,532


Net income from real estate operations           1,329,343    1,082,668

Gain on sales of marketable securities              27,682      930,750
Unrealized gain on marketable securities                --       20,118
                                                    27,682      950,868


Net income                                      $1,357,025   $2,033,536

Net income allocated:
   To the general partners                         $13,570  $    20,335
   To the limited partners                       1,343,455    2,013,201
                                                 1,357,025   $2,033,536



Net income per unit of
   limited partnership interest                      $0.43        $0.63


            See accompanying notes to financial statements.



                 CORPORATE REALTY INCOME FUND I, L.P.
                   (A DELAWARE LIMITED PARTNERSHIP)
                     STATEMENTS OF CASH FLOWS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (Unaudited)




                                                       1995          1994

Cash flows from operating activities:
   Net income                                    $1,357,025    $2,033,536
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                1,988,475     1,557,181
     Gain on marketable securities                  (27,682)      (20,118)
     Changes in operating assets and liabilities:
     Decrease (increase) in:
       Accounts receivable                         (252,088)      124,172
       Notes receivable                               5,293         4,514
       Step rent receivables                       (272,133)     (102,850)
       Lease commissions                           (321,345)     (625,851)
       Deferred charges                             (67,461)      (19,500)
       Other assets                                 (12,835)      (21,710)
     Increase (decrease)in:
       Accounts payable and accrued expenses       (106,786)     (217,382)
       Due to affiliates                            (71,885)      (37,321)
       Other liabilities                            183,419       109,455
       Total adjustments                          1,044,972       750,590
     Net cash provided by operating activities    2,401,997     2,784,126

Cash flows from investing activities:
   Acquisition of real estate                      (183,864)   (1,782,735)
   Sales of marketable securities                   128,579     2,726,625
   Net provided by (cash used) in
     investing activities                           (55,285)      943,890

Cash flows from financing activities:
   Capital repurchase                            (  324,242)           --
   Cash distributions to partners                (2,909,090)   (2,101,011)
   Net cash used in financing activities         (3,233,332)   (2,101,011)

Net increase in cash and short-term investments    (886,620)    1,627,005
Cash and short-term investments
  at beginning of period                          1,291,972       822,310
Cash and short-term investments
   at end of period                              $  405,352   $ 2,449,315



            See accompanying notes to financial statements.

                  CORPORATE REALTY INCOME FUND I, L.P.
                   (A DELAWARE LIMITED PARTNERSHIP)
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                             (Unaudited)



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


                                 Three Months Ended        Nine Months Ended
                                  1995        1994         1995         1994
    Rental income
    received in cash           $2,161,763 $1,846,945   $6,348,568  $5,229,607
    Step rent receivables          90,711     34,283      272,133     102,849
    Rental income recognized   $2,252,474 $1,881,228   $6,620,701  $5,332,456


3.       LEASES

         Minimum future rentals under noncancellable operating leases as of September 30, 1995 are as follows:

       Year ending December 31

                     1995             $ 1,580,000
                     1996               5,753,000
                     1997               5,453,000
                     1998               5,142,000
                     1999               4,792,000
                     Thereafter         9,917,000
                         Total        $32,637,000


         In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and nine months ended September 30, 1995 and 1994, escalation charges amounted to $410,455 and $1,279,031 in 1995 and $418,097 and $1,226,855 in 1994.

                  CORPORATE REALTY INCOME FUND I, L.P.
                   (A DELAWARE LIMITED PARTNERSHIP)
                     NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1995
                           (Unaudited)



4.       TRANSACTION WITH GENERAL PARTNERS AND AFFILIATES

         Fees earned and reimbursable expenses for the three and nine months ended September 30, 1995 and the unpaid portion at September 30, 1995 are:


                                                Three      Nine
                                               Months     Months  Payable

         Partnership management fees           $67,872  $203,616   $ -0-
         Property management fees              123,444   252,356
         Administrative salaries and expenses   97,295   109,794


5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest during the nine months ended Septmeber 30, 1995 and 1994 amounted to $491,779 and $432,531, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1995


Liquidity and Capital Resources

     At September 30, 1995, the Partnership had cash and working capital of approximately $405,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts.

     All of the Partnership's building are now fully leased. The Directory building is 100% leased to GTE Directories Corporations ("GTE") pursuant to a lease dated as of April 20, 1994, as amended. The initial term of the lease expires on September 30, 2000.

     The Partnership expended approximately $325,000 for tenant improvements at the Directory Building during 1995.

     The Partnership expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of $7,800,000. The lender, Pittsburgh National Bank, has extended the maturity date of the subject loan until March 31, 1996.
In connection with such extension, the loan converted to a one-year secured revolving line of credit bearing the same rate of interest as the original loan.

     As authorized by the partners, the Partnership repurchased/retired certain units resulting in an increase in value of the remaining outstanding units.

Results of Operations

         Rental revenues in the third quarter of 1995 increased from 1994 primarily as the result of the occupancy of the Directory Building by GTE. Management fees paid to the general partners during the third quarter increased in 1995 from 1994, reflecting an increase in adjusted cash from operations. In addition, the Partnership will receive a property tax refund as a result of the reduction in assessed value of one of its properties.


                      PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

       During the quarter covered by this report, the General Partners of the registrant solicited written consents in lieu of a special meeting of Limited Partners. Such consents were sought by soliciting proxies of the holders ("Unitholders") of depositary units ("Units") of limited partnership interests. The Unitholders can vote or consent only by giving a proxy to the Assignor Limited Partner of the registrant, which is obligated to vote as instructed by each Unitholder.

            Such consents were solicited for a proposal (the "Proposal") to (i) arrange for secured borrowings by the registrant, (ii) use such financing proceeds to fund the acquisition and improvement of additional commercial real estate, and (iii) amend the partnership agreement of the registrant to authorize such transactions.

            Such consents and votes were counted on July 24, 1995, on which date the Proposal was approved. Of an aggregate 3,200,000 outstanding Units and corresponding limited partnership interests, 2,333,433 were voted as follows:
1,823,219 for; 430,160 against; and 80,054 abstained.

Item 5.     OTHER INFORMATION

       Effective as of March 31, 1995, the registrant obtained an extension and conversion of its mortgage loan from PNC Bank, National Association (the "Bank") (formerly, Pittsburgh National Bank). Pursuant to such transaction, the maturity date was extended to March 31, 1996 and the loan was converted to a secured, revolving line of credit in the maximum principal amount of $7,800,000. The registrant paid the Bank a nonrefundable facility fee in the amount of $29,250. The credit line is evidenced and secured by a modified Deed of Trust Note, an Open-End Mortgage and Security Agreement, and modified Deed of Trust and Security Agreements, Assignments of Leases and Rents, Hazardous Materials Certificate and Indemnity Agreement, and Negative Pledge Agreement.

       The credit line is secured by a first mortgage lien on, and an assignment of leases and rents from the registrant's properties in Monterey Park, California, Las Colinas, Texas, South Plainfield, New Jersey, and Woodland, California. As further security, the registrant may not, without the Bank's consent, sell, transfer, or create or permit any lien or encumbrance on the registrant's properties in Boulder, Colorado and Oklahoma City, Oklahoma, and the proceeds of any such sale or encumbrance has been assigned to the Bank as additional security.

       The credit line bears interest at a rate per annum equal to one-half percent (0.5%) above the prime rate announced from time to time by the Bank (currently, the interest rate is 9.25%). Any installment not received by the Bank within 15 days after the due date thereof would include a late charge equal to four percent (4%) of the amount of such installment. In the event of a default, any outstanding amounts will bear interest at a rate equal to two percent (2%) above the interest rate otherwise applicable to the credit line.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits.

          4. Ammended and Restated Agreement of Limited Partnership of Registrant dated as of July 24, 1995 - attached hereto.

          27. Financial Data Schedule - Attached hereto.

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



                                CORPORATE REALTY INCOME FUND I, L.P
                                  (Registrant)




Date:  November 15, 1995        By:  /s/Robert F. Gossett, Jr.
                                     Robert F. Gossett, Jr.
                                     Presidnet, Director





Date:  November 15, 1994        By:  /s/Paula G. Gossett
                                     Paula G. Gossett
                                     Treasurer, Vice President