Form 10-K
period 1995-12-31
CORPORATE REALTY INCOME FUND I L P
filed 1996-04-01
CIK 785898

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

                          _______________

                            FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS
              PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

(Mark One)
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  X        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
- ------
           For the fiscal year ended December 31, 1995

                               OR


           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
- -----
                Commission file number:   0-15796
                                          -------
                CORPORATE REALTY INCOME FUND I, L.P.
                ------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                                13-3311993
- -------------------------------               ----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

  406 East 85th Street, NY, NY                     10028
- ------------------------------                     ------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code: (212) 794-3292

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                 Name of each exchange on
- -------------------                 -------------------------
                                         which registered

      None                               Not Applicable
- -------------------                 -------------------------
Securities registered pursuant to Section 12(g) of the Act:

      Depositary Units of Limited Partnership Interest
- -------------------------------------------------------------
                         (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-
ments for the past 90 days.    Yes  X       No
                                   ----         -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
            X
           ---

Documents Incorporated by Reference in Part IV of this Form 10-K
- ----------------------------------------------------------------
      None.

              CORPORATE REALTY INCOME FUND I, L. P.

                   Annual Report on Form 10-K

                         December 31, 1995

                        Table of Contents


                                                               Page


                              PART I . . . . . . . . . . . . . .
1

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . .  1

Item 2.     Properties . . . . . . . . . . . . . . . . . . . . .  5

Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . .   10

Item 4.     Submission of Matters to a Vote of Security-
            Holders. . . . . . . . . . . . . . . . . . . . . . . 10

                              PART II. . . . . . . . . . . . .   11

Item 5.     Market for Registrant's Securities and Related
            Security-Holder Matters. . . . . . . . . . . . . .   11

Item 6.     Selected Financial Data. . . . . . . . . . . . . .   12

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . .   13

Item 8.     Financial Statements and Supplementary Data. . . .   15

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . .   15

                             PART III. . . . . . . . . . . . .   16

Item 10.    Directors and Executive Officers of the
            Registrant . . . . . . . . . . . . . . . . . . . .   16

Item 11.    Executive Compensation . . . . . . . . . . . . . .   17

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . .   18

Item 13.    Certain Relationships and Related Transactions . .   18

                              PART IV. . . . . . . . . . . . .   20

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K. . . . . . . . . . . . . . . .   20


                                    PART I


Item 1.   Business.
          ---------
General

     Corporate Realty Income Fund I, L.P. ("Registrant") is a Delaware limited partnership organized on November 25, 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act. The general partners of Registrant are 1345 Realty Corporation, a Delaware corporation (the "Corporate General Partner"), and Robert
F. Gossett, Jr. (the "Individual General Partner") (collectively, the "General Partners"). The limited partners of Registrant are hereinafter collectively referred to as the "Limited Partners."

     Registrant's business consists of owning and leasing to others the six properties described in Item 2 below. Registrant intends to leverage such properties and use the financing proceeds to acquire additional commercial properties, as described below.

     On March 26, 1986, Registrant commenced an offering (the "Offering") of $80,000,000 of depositary units of limited partnership interest (the "Units"). Registrant terminated the Offering in September 1987, having issued 3,200,000 Units ($80,000,000) and received net proceeds from the Offering (after deduction for organization and offering expenses of $5,948,103) aggregating $74,051,897. Since the Offering, Registrant has invested aggregate funds in excess of $80,000,000 (including $10,000,000 of financing proceeds) in acquiring and improving its six properties.

     Rental revenue from the following tenants at Registrant's properties each accounted for more than 10% of Registrant's total rental revenue for each of the years ended December 31, 1993, 1994 and 1995:

     a. For 1993, International Business Machines Corporation ("IBM") as tenant for the Directory Building (formerly, the IBM Building) (23%); The Austin Company ("Austin") as a tenant in the Austin Place Building (11%); James River Corporation of Nevada, Inc. ("James River") as a tenant in the James River Warehouse (formerly the Crown Zellerbach Warehouse) (13%); and Mesa Operating Limited Partnership ("Mesa") as assignee of Tenneco Oil Company ("Tenneco"), the tenant under the original lease for the Marathon Oil Building (formerly the Tenneco Building) (14%). In addition, Registrant received a payment of $46,004 and a distribution of securities having a value of $2,800,596 at the date of issuance from National Gypsum Company ("Gypsum") pursuant to Gypsum's bankruptcy reorganization plan. The value of this distribution aggregated approximately 23% of Registrant's total rental revenues.

See also Item 2 - "Properties" and Item 7 - "Management's
Discussion and Analysis of Financial Condition and Results of
Operations."

     b. For 1994, Austin as a tenant in the Austin Place Building (19%); James River as a tenant in the James River Warehouse (20%); and Mesa, the tenant under the original lease to Tenneco for the Marathon Oil Building (24%). In addition, in 1994, Registrant received cash in the aggregate amount of $3,657,374 from the redemption of Gypsum senior notes and the sale of 75,000 shares of Gypsum common stock. Registrant realized gain on Gypsum securities in the amount of $930,750, which amount, if included in rental revenue, would have approximated 11% of total rental revenue.

     c. For 1995, GTE Directories Corporation ("GTE") as tenant for the Directory Building (16%); Austin as a tenant in the Austin Place Building (16%); James River as tenant in the James River Warehouse (16%); and Mesa, the tenant under the original lease to Tenneco for the Marathon Oil Building (20%).

     In July 1995, Registrant's Unitholders approved a proposal to arrange for secured borrowings and use such financing proceeds to fund the acquisition and improvement of additional commercial buildings. By using the equity in its properties to finance the purchase of additional properties, Registrant will further diversify its assets and seek to increase its net income and distributions to Unitholders, to the extent the revenues from such properties exceed operating and financing costs related to such properties. The General Partners seek multi-tenant commercial properties which, with improvements, might achieve higher occupancy and rental rates, thereby increasing Registrant's net income and distributions to Unitholders and the net value of its portfolio of properties. Although the General Partners are investigating properties for acquisition, such inquiries are necessarily preliminary until Registrant has obtained financing.

     The General Partners have engaged in discussions with various lenders concerning potential terms of secured borrowings to finance the acquisition and improvement of additional properties. However, because Registrant has yet to obtain a commitment for any such financing, the actual terms of any borrowings may differ from the General Partners' expectations.

     Such financing is expected to be secured by all or most of Registrant's properties, including its existing properties. The indebtedness will be non-recourse, meaning that the lender's recourse will be limited to the properties; neither Registrant nor its Partners and Unitholders will be liable for any deficiency between the value of the properties and the outstanding indebtedness.

     The financing may be initially structured as a secured revolving line of credit, against which Registrant could draw funds as and when additional properties are acquired and/or improved. Alternatively, Registrant may obtain a commitment for fixed term financing which permits partial drawdowns. Registrant intends to replace its existing, secured revolving line of credit and any interim acquisition financing with a fixed rate mortgage loan.
Such loan would likely require monthly payments of principal and interest until maturity, at which time a substantial balloon payment of remaining principal would likely be due. The General Partners expect that any such loan would feature a short to medium term of approximately three to seven years. In addition to interest, any financing obtained by Registrant will likely require payment of financing fees and reimbursement of appraisal, architect, and legal fees.

     The General Partners expect to approximate Registrant's original intention of a loan to value ratio of 50%. Accordingly, it is expected that Registrant's total borrowings will approximate 50% of the sum of (i) the appraised values of its original six properties plus (ii) the purchase price of additional properties acquired by Registrant. Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties.

     Such leveraging will enable Registrant to acquire additional properties, but will increase the risk of loss on leveraged properties. To be profitable, Registrant's properties must generate cash flow in amounts sufficient to not only cover operating expenses but also to pay all financing costs.

     Registrant's objectives in making its investments continue to be to (i) preserve and protect Registrant's capital; (ii) provide long term capital appreciation, generating long term capital gains for federal income tax purposes upon sale of the properties; (iii) build up equity through the reduction of mortgage loans encumbering the properties; and (iv) provide cash distributions from operations which may be partially tax-sheltered. There is no assurance that these objectives will be achieved.

Secured Revolving Line of Credit
- ---------------------------------
     The GE Medical Systems Office Building, the Directory Building, the Austin Place Building, and the James River Warehouse are subject to the lien of a secured, revolving line of credit (the "Loan") in the maximum principal amount of $7,800,000 obtained by Registrant from PNC Bank, N.A. (formerly, Pittsburgh National Bank; the "Lender"). The Loan is evidenced and secured by a Deed of Trust Note, an Open-End Mortgage and Security Agreement, and modified Deed of Trust and Security Agreements, Assignments of Leases and Rents, Hazardous Materials Certificate and Indemnity Agreement, and Negative Pledge Agreement.

     The Loan is secured by a first mortgage lien on, and an assignment of leases and rents from, the aforementioned four properties. As further security for the Loan, Registrant may not, without the Lender's consent, sell or transfer, or create or permit any lien or encumbrance on, Registrant's other two properties (a negative pledge agreement). The proceeds of any such sale, transfer, mortgage, or other encumbrance of one or more of such other properties have also been assigned to the Lender as additional security for the Loan.

     Registrant has also agreed to indemnify and hold harmless the Lender and its employees, agents, officers, and directors from and against any and all claims, liability, costs, and expenses arising out of the presence and/or clean-up of hazardous materials on or affecting the properties which secure the Loan.

     The Loan was originally made as a first mortgage loan in the principal amount of $7,800,000 on March 31, 1992. Effective upon its maturity on March 31, 1995, the Loan was extended to March 31, 1996 and converted to the present secured, revolving line of credit. This extension and conversion was made upon payment of a fee in the amount of $29,250 and expenses. The Loan bears interest at a rate per annum equal to one-half percent (0.5%) above the prime rate announced from time to time by the Lender; the current rate of interest on the Loan is 8.75% per annum. Any installment not received by the Lender within 15 days after the due date would include a late charge equal to four percent (4%) of the amount of such installment. In the event of a default, any outstanding amounts will bear interest at a rate equal to two percent (2%) above the interest rate otherwise applicable to the Loan. Registrant may prepay the Loan, in whole or in part, at any time, without premium or penalty.

     In March 1996, the Lender informed Registrant that it had agreed to renew the credit line for a period of six months, to September 30, 1996, and to increase the maximum principal amount by two million dollars, to $9,800,000. Such extension is conditioned upon payment of the Lender's loan fee ($24,500) and expenses.

     Upon extension, the Loan will continue to bear interest at a variable rate equal to one-half percent (0.5%) above the Lender's prime rate on the outstanding balance under the revolving line of credit (initially $7,800,000) and require monthly payments of interest only on the first day of each calendar month until maturity. The additional credit is intended to fund Registrant's loan and acquisition costs pending its obtaining acquisition funding, as described above. The secured revolving line of credit also features the following additional requirements: (1) Registrant's earnings before interest, taxes, depreciation, and amortization must equal or exceed four times total debt service; and (2) if any good faith deposits made by Registrant in connection with proposed property acquisitions are returned to Registrant, such amounts must be applied to repayment of the Loan.

     If the Loan is not replaced by acquisition financing and is not further extended, the Loan will be due and payable in full at maturity. In such event, Registrant would need to obtain replacement financing or sell one or more of its properties to repay the Loan. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Competition
- ------------
     Two properties owned by Registrant are fully leased to single tenants on a net lease or substantially equivalent basis (the James River Warehouse and the Directory Building) and do not face competition from other properties during the terms of their leases.

The Austin Place Building and the Flatiron Building are also currently fully leased. However, upon termination of these and any other leases, and for any additional properties acquired by Registrant, Registrant will compete with other properties for tenants. Depending upon market conditions and occupancy rates at the time and place of any vacancies in Registrant's properties, there is currently and there may be, in the future, intense competition in obtaining tenants to fill such vacancies. Furthermore, such competition has resulted and may result, because of reduced rental rates and required concessions to tenants, in decreases in the rental revenue received by Registrant and capital outlays necessary to fund tenant improvements. See Item 2 - "Properties" for a discussion of market conditions in the areas in which Registrant currently competes for tenants.

Employees
- ---------
     Registrant currently employs six persons. The business of Registrant is managed by the General Partners. See Item 10 -
"Directors and Executive Officers of the Registrant" and Item 13 - "Certain Relationships and Related Transactions."


Item 2.   Properties.
          -----------
GE Medical Systems Office Building
- ----------------------------------
     On July 10, 1986, Registrant acquired the GE Medical Systems Office Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees.
Registrant owns fee title to the GE Building and its 90,000 square feet of underlying land, subject to the lien of the Loan (See Item
1. - "Business-Secured, Revolving Line of Credit"). The property was built in 1985 and contains 20,250 net rentable square feet, of which approximately 60% is office space and the remainder is warehouse space. The building was net leased to the General Electric Company ("GE") for an initial term which expired on October 21, 1995. GE renewed the lease with respect to 10,600 square feet for a five year period, until October 31, 2000. Annual net rent is $95,400 ($9.00 per square foot as compared to approximately $19.50 under the initial lease); GE also reimburses Registrant for its proportionate share of operating expenses. Registrant anticipates reimbursing GE approximately $116,000 for tenant improvements in 1996. Registrant is seeking a tenant for the vacant portion (47.7%) of the property.


     Market conditions in the Monterey Park area have declined from those prevailing at the time GE executed its initial lease for the building. The vacancy rate for commercial properties in such area approximates 19% to 25% for office buildings and 10% to 17% for industrial space. The GE Building is situated next to a 200,000 square foot Public Storage facility which, like the GE Building, consists of a front office with warehouse space in the rear. Such facility is currently 94% occupied; rents approximate $8.50 per square foot. Rents for mixed office/warehouse space in this area generally approximate $8 to $9 per square foot. Registrant can expect to fund tenant improvements and leasing commissions in connection with leasing any vacant space in the GE Building. Such expenditures are expected to be funded out of working capital. See
Item 7 - "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Liquidity and Capital Resources."


The Directory Building (formerly, the IBM Building)
- ---------------------------------------------------
     On October 27, 1986, Registrant acquired the Directory Building, located in Las Colinas, Texas, for a purchase price of approximately $24,580,375, inclusive of acquisition fees. Registrant owns fee title to the Directory Building and its 6.67 acres of underlying land, subject to the lien of the Loan. The Directory Building was built in 1982 and contains approximately 152,100 net rentable square feet (reduced from 154,300 square feet during IBM's tenancy).

     The building is 100% leased to GTE pursuant to a lease dated as of April 20, 1994, as subsequently amended by amendments dated as of July 29, 1994 and as of February 22, 1995. GTE occupied the building in stages, as follows: 132,780 square feet (approximately 87%) in 1994; and the remaining 19,341 square feet during 1995.
The initial term of the lease expires on September 30, 2000, subject to a five-year renewal option at a rate equal to 95% of the then market rate.

     The amended lease requires approximate monthly rent of $158,459 through August 31, 1996; $164,798 from September 1, 1996 through August 31, 1997; and $171,136 from September 1, 1997 through September 30, 2000. GTE must also pay additional rent equal to excess electric charges and operating expenses over base levels.

     In connection with the GTE lease, Registrant has expended approximately $2,628,000, including approximately $329,000 in 1995, for tenant improvements.

     The Las Colinas office market includes approximately
16,750,000 leasable square feet, of which approximately 97% was leased as of December 31, 1995. Rental rates for such properties ranged from approximately $10 to $21 per square foot.

Austin Place Building
- ---------------------
     On December 30, 1986, Registrant acquired the Austin Place Building, a two-wing office building located in South Plainfield, New Jersey, for a purchase price of approximately $16,473,000, inclusive of acquisition fees. Registrant owns fee title to the Austin Place Building and its underlying five acres of land, subject to the lien of the Loan. The property was built in 1986 and contains approximately 105,000 net rentable square feet for use as a multi-tenant facility (reduced from 108,000 square feet as a single tenant facility). On October 30, 1990, Gypsum, which had leased 62,300 square feet at the building (which Gypsum was obligated to build out at its cost), filed for protection under Chapter 11 of the U.S. Bankruptcy Code; the lease was subsequently rejected in the bankruptcy proceeding.

     As of March 15, 1996, Registrant has rented all of the space previously leased to Gypsum, at an average current rent of approximately $17.20 per square foot. Such leases expire on June 30, 1997 (approximately 4,100 square feet), February 1998 (approximately 17,300 square feet), December 2000 (approximately 17,900 square feet), and May 31, 2007 (approximately 21,650 square feet). The market for the South Plainfield area contains approximately 820,000 square feet of office space of which approximately 39% is vacant. South Plainfield is included in the Route 287 submarket (approximately 6,880,000 square feet of which 36% is vacant), the Somerset County area (approximately 10,220,000 square feet, of which 22% is vacant), and the Central New Jersey Profit Center (approximately 45,840,000 square feet, of which 20% is vacant). Average rents for office space in such area range from approximately $13.50 to $17.50 per square foot. Registrant has expended approximately $2,195,000, including $174,000 in 1995, for tenant improvements on the space originally leased to Gypsum. Registrant anticipates expending approximately $17,000 for such tenant improvements in 1996.

     Austin's lease is for 45,700 square feet and expires on December 31, 2001. It requires monthly rent payments of $92,009 through December 31, 1996, and thereafter a monthly rent as adjusted to reflect consumer price index changes. Austin's lease also requires it to pay Registrant an amount equal to the operating costs of its allocable share of the property. Austin has vacated its space but has continued to make its lease payments in full. Austin has approached Registrant to discuss terminating its lease; because Austin's lease requires rent payments at a rate which approximately doubles prevailing rates, Registrant would require a substantial payment from Austin to terminate such lease. Any such payment would be used to fund tenant improvements and offset lower rents from any replacement leases.

     Registrant received distribution of the following securities issued by the new National Gypsum Company which emerged from Gypsum's bankruptcy proceeding: 77,476 shares of common stock, $.01 par value (representing approximately 0.5% of such shares to be issued); and $486,000 in principal amount of 10-year, 10% senior notes. In 1994, Registrant received $486,000 plus accrued interest upon the call of such senior notes and net proceeds of $3,171,375 from the sale of an aggregate of 75,000 shares of Gypsum common stock at an average price of $42.36. In 1995, Registrant sold the remaining 2,476 shares for $100,897 and received an additional payment of $227,222 from Gypsum. Registrant has utilized such proceeds of Gypsum securities issued to it to increase working capital reserves and fund tenant improvements for its properties.


The James River Warehouse (formerly, the Crown Zellerbach
- ---------------------------------------------------------
Warehouse)
- ----------
     On October 16, 1987, Registrant acquired the James River Warehouse (formerly, the Crown Zellerbach Warehouse), located in Ventura Industrial Park, Woodland, California, for a purchase price of approximately $14,551,456, inclusive of acquisition fees. Registrant owns fee title to the James River Warehouse and its 21 acres of underlying property, subject to the lien of the Loan. The property contains approximately 570,000 net rentable square feet (approximately 5,000 of which is suitable for office use), is used for general warehousing, distribution, and office purposes, is net leased to James River for an initial term which expires on January 31, 2002, and is subject to three five-year renewal options.

     The amended lease requires approximate monthly rent of $105,384 through January 31, 1999; $109,736 from February 1, 1999 through January 31, 2001; and $114,087 from February 1, 2001 through January 31, 2002. James River also must pay additional monthly rent of $2,000 in consideration of Registrant's obligation to repair the roof and maintain its structural integrity.


Flatiron Building (formerly, the Cadnetix Building)
- ----------------------------------------------------
     On January 5, 1988, Registrant acquired the Flatiron Building, located in Flatiron Industrial Park, Boulder, Colorado, for approximately $9,003,085, inclusive of acquisition fees.
Registrant owns fee title to the Flatiron Building and its 5 acres of underlying land, free and clear of any debt. The property contains approximately 97,430 net rentable square feet for use as a multi-tenant facility (reduced from 102,000 square feet as a single tenant facility).

     As of March 15, 1996, Registrant has rented all available space in the building to various tenants pursuant to leases providing for an average current rent of approximately $8.55 per square foot (exclusive of expenses). Such leases expire in 1997 (approximately 3,370 square feet) and in 1998 (approximately 94,060 square feet). Market conditions in the Boulder area remain favorable for owners of commercial buildings. The market for the Boulder area contains approximately 6.0 million square feet of commercial space of which approximately 5% is vacant. Average rents for office space in such area range from approximately $8.50 to $10.50 per square foot, exclusive of expenses. Registrant has expended approximately $501,000, none of which was in 1995, for tenant improvements for the Flatiron Building.

Marathon Oil Building (formerly, the Tenneco Building)
- ------------------------------------------------------
     On March 21, 1988, Registrant acquired the Marathon Oil Building (formerly, the Tenneco Building), an office building located in Oklahoma City, Oklahoma, for approximately $10,736,200, inclusive of acquisition fees. Registrant owns fee title to the Marathon Oil Building with its 6.1 acres of underlying land, free and clear of any debt. The property contains 90,925 net rentable square feet on two floors, plus a 10,016 square foot basement. The property was leased to Mesa, the assignee of Tenneco (the tenant under the original lease); Mesa sublet the property to Marathon Oil Company ("Marathon"). The lease expired in February 1996.

     Marathon and its affiliate, Delhi Gas Pipeline Corporation ("Delhi"), executed leases, effective March 1, 1996, for 62,625 square feet (including 4,344 in the basement) and 24,704 square feet (including 567 in the basement), respectively. Marathon's lease has a five year term and two five-year renewal options; Delhi's lease is for two years, with an option to extend for three additional years. Registrant is seeking a tenant for the vacant portion (13.5%) of the building.

     Annual rent under such leases is approximately $750,600 ($8.75 per square foot, plus $6.00 per square foot for basement space, as compared to approximately $15.60 per square foot under the Mesa lease). Marathon has received an abatement of such base rent for the six month period ending August 31, 1996. Marathon and Delhi must also pay additional rent equal to their proportionate share of any increases in operating costs of the building after 1996. Registrant anticipates funding tenant improvements of approximately $266,000 for Marathon and $20,000 for Delhi in 1996.

     Market conditions in the northwest section of Oklahoma City have declined from those prevailing at the time Tenneco executed its lease for the building. Such market contains approximately 4.8 million square feet of commercial space of which approximately 14% is vacant. Average rents for commercial space range from $9.00 to $15.00 per square foot. Registrant can expect to fund tenant improvements of approximately $6.00 to $8.00 per square foot plus leasing commissions in connection with leasing the vacant space in the Marathon Oil Building. Such expenditures are expected to be funded out of working capital. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 3.   Legal Proceedings.
          ------------------
     Registrant does not know of any material legal proceedings, other than ordinary immaterial routine litigation incidental to its business, pending against or involving Registrant or any of its properties.


Item 4.   Submission of Matters to a Vote of Security-Holders.
          ----------------------------------------------------
     There were no matters submitted to a vote of Limited Partners or Unitholders and none were required to be submitted during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                              PART II

Item 5.   Market for Registrant's Securities and Related Security-
          -------------------------------------------------------
          Holder Matters.
          --------------
     The Units of Registrant are not traded in any established public trading market. Because of certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as described below, the General Partners have not applied to include the Units for quotation or listing on any national or regional stock exchange or any other established securities market.

     The General Partners have adopted a Unit Repurchase Plan, pursuant to which Registrant may, in its discretion, purchase outstanding Units. Any such purchases are made at prices no higher than the lowest current independent offer quotation. During 1995, Registrant repurchased 72,116 Units at a price of $10.75 per Unit.

     Provisions found in Section 7704 of the Code have an adverse impact on investors in a "publicly traded partnership" ("PTP"). A PTP is a partnership whose interests are traded on an established securities market or readily tradeable on a secondary market (or the substantial equivalent thereof). If Registrant were classified as a PTP, (i) Registrant may be taxed as a corporation or (ii) income derived from an investment in Registrant would be treated as non-passive income.

     The IRS has established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized a
PTP. Although the Units are not listed or quoted for trading on an established securities market, it is possible that transfers of Units could occur in a secondary market in sufficient amount and frequency to cause Registrant to be treated as a PTP. To the extent that any proposed transfer of Units in secondary market transactions would exceed a safe harbor volume limitation, the proposed transfer will be restricted pursuant to a policy adopted by Registrant. Such a restriction could impair the ability of an investor to liquidate its investment quickly and thus, possibly prevent the reclassification of Registrant as a corporation pursuant to Code Section 7704. It is anticipated that Registrant's policy will remain in effect until such time, if ever, as further clarification of Code Section 7704 permits Registrant to lessen the scope of its policy.

     The General Partners, if so authorized, will take such steps as are necessary, if any, to prevent the reclassification of Registrant as a PTP.

     As of March 26, 1996, there were 3,160 Unitholders of record.

     The following represents per Unit cash distributions to investors for the fiscal years ended December 31, 1995 and 1994.

Quarter Ended            Distribution            Payment Date
Per Unit

December 31, 1995          $   0.30              February 1996
September 30, 1995         $   0.30              November 1995
June 30, 1995              $   0.30              August 1995
March 31, 1995             $   0.30              May 1995
December 31, 1994          $   0.30              February 1995
September 30, 1994         $   0.25              November 1994
June 30, 1994              $   0.25              August 1994
March 31, 1994             $   0.20              May 1994


     There are no material legal restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Agreement of Limited Partnership, as amended through the date of this report. See, however, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of economic conditions affecting Registrant's ability to make distributions in the future.

Item 6.   Selected Financial Data.
          ------------------------
            Year Ended   Year Ended   Year Ended   Year Ended    Year Ended
            December 31, December 31, December 31, December 31,  December 31,
            1995         1994         1993         1992          1991
            -----------  -----------  -----------  -----------   -----------

Operating
Revenues    $ 9,827,431  $ 8,957,620  $11,205,823  $ 9,989,266   $ 9,727,701

Net Income  $ 2,008,688  $ 2,450,563  $ 5,060,250  $ 3,655,955   $ 3,911,135

Net Income
per Unit (1)$      0.62  $      0.76  $      1.57  $      1.13   $      1.21

Total
Assets      $74,415,351  $76,388,992  $76,891,703  $76,939,783   $78,134,133

Long-Term
Obligations $ 7,800,000  $ 7,800,000  $ 7,800,000  $ 7,800,000   $ 7,685,812

Distributions
per Unit
(1)(2)      $      1.20  $      1.00  $      1.40  $      1.90   $      1.50

_________________________
(1) Per Unit numbers are based on 3,200,000 Units for all years except 1995, which uses a weighted average number of Units of 3,184,222.

(2) Each year's distributions include funds distributed after the end of the year which are attributable to that year (except for 1991).

Item 7. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations.
        --------------------------
Liquidity and Capital Resources
- -------------------------------
   At December 31, 1995, Registrant had cash and receivables of approximately $835,000. However, Registrant's current payables (exclusive of mortgage loan) exceeded its current assets as of such date by approximately $560,000, primarily due to Registrant's expenditure of approximately $775,000 to repurchase Units during 1995. Despite such working capital shortage, Registrant expects sufficient cash flow to continue to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis.

   The expiration of the GE Medical Systems Office Building lease in
October 1995 and the Marathon Oil Building lease in February 1996 have placed additional demands on Registrant's capital resources and liquidity. Registrant is obliged to fund tenant improvements and leasing commissions to re-lease such buildings. Registrant expended approximately $503,000 on tenant improvements during 1995 for the Directory Building and the Austin Place Building. Registrant anticipates expending a minimum of an additional $419,000 for tenant improvements at the GE Medical Systems Office Building, the Austin Place Building, and the Marathon Oil Building during 1996.

   The replacement leases with GE, Marathon, and Delhi reflect prevailing market rents (and include a six months rent abatement for Marathon), which are substantially lower than the rental rates previously realized by Registrant from such buildings.

   To date, Registrant has funded its capital requirements out of working capital and through reductions in distributions to partners. Registrant's quarterly distribution to partners for each of the four quarters of 1995 was $0.30 per Unit. Registrant intends to maintain this level of distributions through 1996 and, if possible, thereafter. However, to the extent Registrant's sources of capital are inadequate for its requirements, Registrant may need to reduce or suspend distributions to partners, obtain additional financing, and/or dispose of one or more of its properties.

   The Loan matures on March 31, 1996. In March 1996, the Lender informed Registrant that it had agreed to extend the maturity date to September 30, 1996 and increase the maximum credit line by $2,000,000. Upon such extension, Registrant may utilize any unused portion of its credit line to meet any capital requirements. Upon its maturity, Registrant anticipates satisfying the Loan out of the proceeds of a refinancing or a sale of assets.

   Registrant's intention to acquire additional properties is dependent upon its ability to leverage its existing properties. Absent such acquisitions, Registrant will be unable to significantly increase its operating results and distributions to partners in the near future. Moreover, the terms of any such financing will affect the profitability of Registrant's operations.

   In the past, Registrant has used working capital reserves provided from the net proceeds of the Offering, sales proceeds from the Gypsum common stock and senior notes, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its distributable cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements.


Results of Operations
- ----------------------
1995 versus 1994
- ----------------
   Rental revenues in 1995 increased from 1994 primarily as a result of GTE's full occupancy of the Directory Building in 1995 as contrasted to the vacancy and partial occupancy of such building in 1994. Such increase in rental revenues was partially offset by the recognition in 1994 of approximately $958,000 in gain from Gypsum securities as compared to the receipt in 1995 of approximately $227,000 of other income attributable to Gypsum.

   Interest expense in 1995 increased over 1994, reflecting higher rates of interest under the Loan. Depreciation increased because of additional tenant improvements made by Registrant. Property operating expenses increased from 1994 to 1995 primarily because the Directory Building was not fully utilized in 1994. Management fees increased in 1995, reflecting the increase in adjusted cash from operations and the fees attributable to replacement leases.
Professional fees increased in 1995 primarily as a result of due diligence investigations of possible property acquisitions following Unitholder approval of Registrant's plan to acquire additional properties. General and administrative expenses increased in 1995, primarily reflecting inclusion of Registrant's employees for a full year in 1995.

   Net income was $2,008,688 in 1995 as compared to $2,450,563 in 1994. After adjusting for non-cash items (principally deferred revenue, depreciation, and amortization), operations generated cash flows of approximately $4,160,000 in 1995 and $2,202,000 in 1994.

1994 versus 1993
- ----------------
   Rental revenues in 1994 declined from 1993 primarily as the result of the vacancy of the Directory Building until the summer of 1994, when GTE began to occupy part of the building, and the 1993 receipt of Gypsum common stock and senior notes valued at approximately $2,801,000. Such decline in rental revenues was partially offset by the recognition in 1994 of approximately $958,000 in gain from such Gypsum securities.

   Interest expense in 1994 increased over 1993, reflecting higher rates of interest under the Loan. Depreciation increased because of additional tenant improvements made by Registrant and amortization increased because of additional leasing commissions paid by Registrant. Property operating expenses decreased slightly from 1993 to 1994 because decreases in real estate taxes, on-site property management fees, and building maintenance at the Directory Building more than offset increases in general maintenance expenses at the Austin Place and Flatiron Buildings and utilities at the Flatiron, Austin Place, and Directory Buildings. Management fees decreased in 1994 from 1993, reflecting a decrease in adjusted cash from operations.

   Net income was $2,450,563 in 1994 as compared to $5,060,250 in 1993. After adjusting for non-cash items (principally deferred revenue, depreciation and amortization), operations generated cash flows of approximately $2,202,000 in 1994 and $5,686,000 in 1993.


Inflation
- ---------
   In the past, inflation has not had a material impact on Registrant's operations or financial condition, as certain leases of Registrant's properties provide for increases in rents based on changes in the consumer price index, and other leases provide lease payments that escalate over time. Registrant's properties with performing leases are protected by arrangements whereby the tenants pay to Registrant an amount equal to all or a portion of the operating costs of the properties, with Registrant's share of expenses, if any, subject to a predetermined limit. These arrangements help to insulate Registrant from the effects of any increases in operating costs. However, to the extent that there is vacant space or unperforming leases at any of the Registrant's properties, Registrant lacks this protection against inflation, particularly with regards to increased expenses that are not reimbursed.


Item 8. Financial Statements and Supplementary Data.
        --------------------------------------------
   See list of Financial Statements and Financial Statement
Schedules at page F-2, filed as part of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting
        -----------------------------------------------------------
        and Financial Disclosure.
        ------------------------
   None.

                              PART III

Item 10.     Directors and Executive Officers of the Registrant.
             --------------------------------------------------
   Registrant has no officers or directors. The General Partners manage and control substantially all of Registrant's affairs and have general responsibility and ultimate authority in all matters affecting Registrant's business.

   The Individual General Partner is Robert F. Gossett, Jr.  The
Corporate General Partner is 1345 Realty Corporation. All of the outstanding capital stock of 1345 Realty Corporation is owned by the
Individual General Partner and his wife.

   The directors and executive officers of the Corporate General
Partner are as follows:

Officer/

Director
     Name               Age       Position                   Since
     ----               ---      ----------                ---------
Robert F. Gossett, Jr.  52       President, Treasurer
                                 and Director                1994
Pauline G. Gossett      52       Secretary                   1994

   Information with respect to the Individual General Partner and with respect to the above officers and directors is set forth below:


   ROBERT F. GOSSETT, JR., the Individual General Partner since 1985, is Managing Director of Vance Capital Corporation (1981 to present), a real estate management and finance company. Between 1978 and 1981, Mr. Gossett served as Executive Vice President and Director of Loeb Capital Corporation. From 1974 until 1978, he was a Vice President of Oppenheimer Properties, Inc. and, between 1969 and 1974, was associated with the Investment Banking Division of Merrill, Lynch, Pierce, Fenner & Smith, Inc. He received a B.A. degree from the University of Texas, a J.D. degree from Georgetown University, and an M.B.A. degree from the University of Pennsylvania. He is a member of the Texas Bar.

   PAULINE G. GOSSETT, the Secretary of the Corporate General Partner, is a stockholder and Director of Vance Capital Corporation (1981 to present). Mrs. Gossett received an Associate of Arts degree from Briarcliff College. Mrs. Gossett is the wife of Robert
F. Gossett, Jr.

   Registrant employs the following employees who make significant contributions to the business of Registrant:

                                                  Employee
     Name             Age       Position          Since

Howard F. Husum        46   Executive Director     1994
Madeline Matlak        30   Fund Administrator     1994

   HOWARD F. HUSUM is the Executive Director of the Registrant.
Mr. Husum formerly practiced law in New York City and acted as General Counsel to Shaheen Natural Resources Company, Inc., an independent international oil company (1981 through 1987), and as General
Counsel and Vice President of Aeronautics and Astronautics
Services, Inc., an international aircraft leasing company (1990 through 1993). Mr. Husum was in private practice as an attorney from 1987 to 1990.

He graduated cum laude from Harvard College and earned a law degree from The University of Chicago Law School. He is a member of the New York Bar.

   MADELINE MATLAK is the Fund Administrator of the Registrant.
Mrs. Matlak was formerly employed as a Fund Administrator in the Direct Investment Department of Smith Barney, Inc. (1989 through
1994).

   Based solely upon its review of copies of Forms 3 received by it during 1995, and written representations from reporting persons that no Forms 5 were required for such persons for 1995, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 1995 and prior years were complied with on a timely basis except as previously reported.


Item 11.     Executive Compensation.
             -----------------------
   Registrant is not required to and did not pay remuneration to the officers and directors of the Corporate General Partner. However, the General Partners and/or their affiliates receive compensation for services performed for Registrant.

                     Summary Compensation Table


                               Share of
                            Adjusted Cash     Management     Leasing         Expense
Name               Year    from Operations    Fees           Commissions     Reimbursement
- ----               ----    ---------------    ----------     -----------     -------------

Corporate General
Partner            1995      $31,006          $445,625       $194,490         $106,714

Individual General
Partner            1995      $ 7,752          $111,406       $ 48,623         $ 26,679

Corporate General
Partner            1994      $25,859          $253,670       $613,355         $ 58,540

Individual General
Partner            1994      $ 6,465          $ 63,417       $153,339         $  7,509

Corporate General
Partner            1993      $36,202          $376,805          -             $ 62,640

Individual General
Partner            1993      $ 9,051          $ 94,201          -             $  5,094

   See Item 13 - "Certain Relationships and Related Transactions" for a discussion of the above compensation.


Item 12.    Security Ownership of Certain Beneficial Owners and
            ---------------------------------------------------
            Management.
            ----------
            As of March 15, 1996 no person was known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

            As of March 15, 1996, neither the Individual General
Partner nor the Corporate General Partner nor any of its directors or officers owned any Units of Registrant.

            Robert F. Gossett, Jr., the Individual General Partner and an officer and director of the Corporate General Partner, and Pauline G. Gossett, an officer of the Corporate General Partner, own all of the outstanding capital stock of the Corporate General Partner.


Item 13.    Certain Relationships and Related Transactions.
            ----------------------------------------------
            Registrant has and will continue to have certain relationships with the General Partners and their affiliates as discussed below.

            The General Partners received $38,757 ($31,006 to the Corporate General Partner and $7,752 to the Individual General Partner) as their allocable share (1%) of adjusted cash from operations with respect to the year ended December 31, 1995. For the year ended December 31, 1995, $20,087 (1%) of Registrant's net income was allocated to the General Partners ($16,070 to the Corporate General Partner and $4,017 to the Individual General Partner).

            The General Partners or their affiliates are also entitled to receive: a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from operations less the asset management fee; an asset management fee for managing Registrant's funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties;
and a property management fee for property management services for Registrant's properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases. During the year ended December 31, 1995, the General Partners earned and were paid an aggregate of $557,031 of such management fees ($445,625 to the Corporate General Partner and $111,406 to the Individual General Partner). At December 31, 1995, all of such fees had been paid.

            The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at a rate equal to 3% of the gross revenue for the first five years of each lease signed where the General Partners performed such leasing services. During the year ended December 31, 1995, the General
Partners were paid an aggregate of $243,113 ($194,490 to the Corporate General Partner and $48,623 to the Individual General
Partner).

            During the year ended December 31, 1995, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant's operations aggregating $133,393 ($106,714 to the Corporate General Partner and $26,679 to the Individual General Partner).

                               PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on

- -------------------------------------------------------
             Form 8-K.
             --------

        (a)(1), (2) See page F-2.
                                                     Sequential
                                                       Page
                                                       Number
                                                     -----------
             (a)(3) Exhibits:

             3.     Certificate of Limited
                    Partnership, incorporated
                    by reference to Exhibit 4
                    to Registration Statement
                    No. 33-2258 (the
                    "Registration Statement").

             4.(a)  Amended and Restated
                    Agreement of Limited
                    Partnership dated as of
                    July 24, 1995, incorporated
                    by reference to Exhibit 4
                    to Registrant's Quarterly
                    Report on Form 10-Q for the
                    quarter ended September 30,
                    1995.

             10.(a) Property Management
                    Agreement, incorporated by
                    reference to Exhibit 10B to
                    the Registration Statement.

                (b) Lease for Los Angeles
                    District Sales and Service
                    Office, Monterey Park,
                    California, dated as of
                    December 15, 1984 between
                    James E. Pohrer &
                    Associates and General
                    Electric Company,
                    incorporated by reference
                    to Exhibit 10(e) to Form 8,
                    Amendment No. 1 to
                    Registrant's Current Report
                    on Form 8-K Dated July 10,
                    1986.

                (c) Lease Amendment dated
                    October 31, 1989 by and
                    between Registrant and
                    General Electric Company,
                    incorporated by reference
                    to Exhibit 10(c) to
                    Registrant's Report on Form



                                                     Sequential
                                                       Page
                                                       Number
                                                     -----------


                    10-K for the year ended
                    December 31, 1989.

                (d) Lease dated as of December
                    30, 1986 by and between
                    Registrant and Austin,
                    incorporated by reference
                    to Exhibit 10(b) to
                    Registrant's Current Report
                    on Form 8-K Dated December
                    30, 1986.

                (e) Lease dated August 1986 by
                    and between Panattoni,
                    Oates and Massie
                    Development Company and
                    Crown Zellerbach. (1)

                (f) Assignment of Lease dated
                    October 16, 1987, by and
                    between Exchange
                    Intermediary, Inc. and
                    Registrant. (1)

                (g) Management Agreement dated
                    January 5, 1988 by and
                    between Registrant and
                    Colorado Management Group,
                    incorporated by reference
                    to Exhibit 10(e) to
                    Registrant's Current Report
                    on Form 8-K Dated January
                    5, 1988.

                (h) Deed of Trust Note dated as
                    of March 31, 1992, made by
                    Registrant. (2)

                (i) Deed of Trust and Security
                    Agreement dated as of March
                    27, 1992, made by
                    Registrant with respect to
                    the Directory Building.  (2)

- -------------------------
(1) Incorporated by reference to Exhibits 10(b) and (c) to Registrant's Current Report on Form 8-K Dated October
    9, 1987.

(2) Incorporated by reference to Exhibits 10(1), (m), (n),
    (o), (p), (q), (r), (s), (t), (u), (v), (w), and (x) to
    Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                                                     Sequential
                                                       Page
                                                       Number
                                                     -----------


                (j) Deed of Trust and Security
                    Agreement dated as of March
                    27, 1992, made by
                    Registrant with respect to
                    the James River Warehouse. (2)

                (k) Deed of Trust and Security
                    Agreement dated as of March
                    27, 1992, made by
                    Registrant with respect to
                    the GE Medical Systems
                    Office Building. (2)

                (l) Assignment of Leases and
                    Rents dated as of March 27,
                    1992, made by Registrant
                    with respect to the James
                    River Warehouse. (2)

                (m) Assignment of Leases and
                    Rents dated as of March 27,
                    1992, made by Registrant
                    with respect to the GE
                    Medical Systems Office
                    Building. (2)

                (n) Assignment of Leases and
                    Rents dated as of March 27,
                    1992, made by Registrant
                    with respect to the
                    Directory Building. (2)

                (o) Assignment of Leases and
                    Rents dated as of March 27,
                    1992, made by Registrant
                    with respect to the Austin
                    Place Building. (2)

                (p) Assignment of Leases and
                    Rents dated as of March 27,
                    1992, made by Registrant
                    with respect to the
                    Marathon Oil Building. (2)

                (q) Assignment of Leases and
                    Rents dated as of March 27,
                    1992, made by Registrant
                    with respect to the
                    Flatiron Building. (2)

                                                     Sequential
                                                       Page
                                                       Number
                                                     -----------


                (r) Hazardous Materials
                    Certificate and Indemnity
                    Agreement dated as of March
                    27, 1992, made by
                    Registrant. (2)

                (s) Negative Pledge Agreement
                    dated as of March 27, 1992,
                    made by Registrant. (2)

                (t) Amendment to Lease dated
                    October 1, 1993, between
                    Registrant and James River
                    Paper Company, Inc. (2)

                (u) Lease dated as of April 20,
                    1994 between Registrant and
                    GTE. (3)

                (v) Amendment No. 1 to Lease
                    dated as of July 29, 1994
                    between Registrant and
                    GTE. (3)

                (w) Amendment No. 2 to Lease
                    dated as of February 22,
                    1995 between Registrant and
                    GTE. (3)

        27.  Financial Data Schedule.

        (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.


- ---------------------
(3)  Incorporated by reference to Exhibits 10(y), (z) and
     (aa) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.



                          SIGNATURES
                          ----------
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        CORPORATE REALTY INCOME FUND I, L.P.
                                 (Registrant)


                        By: 1345 REALTY CORPORATION
                            as Corporate General Partner



Dated: March 29, 1996   By: /s/ Robert F. Gossett, Jr.
                            --------------------------
                            ROBERT F. GOSSETT, JR.,
                            President



Dated: March 29, 1996   By: /s/ ROBERT F. GOSSETT, JR.
                            --------------------------
                            ROBERT F. GOSSETT, JR.
                            Individual General Partner

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.


                        1345 REALTY CORPORATION


Dated: March 29, 1996   By: /s/ ROBERT F. GOSSETT, JR.
                           --------------------------
                            Robert F. Gossett, Jr.
                            President, Director



Dated: March 29, 1996   By: /s/ PAULINE G. GOSSETT
                            -----------------------
                            Pauline G. Gossett
                            Secretary

                            ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14 (a) (1) and (2) AND ITEM 14 (d)

                         LIST OF FINANCIAL STATEMENTS AND
                           FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

                     CORPORATE REALTY INCOME FUND I, L.P.

FORM 10-K -- ITEM 14 (A) (1) AND (2)


CORPORATE REALTY INCOME FUND I, L.P.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Corporate Realty Income Fund I, L.P. are included in Item 8:

                                                               Page
                                                               ----
Independent Auditors' Report                                    F-3

Financial Statements:

    Balance Sheets at December 31, 1995 and 1994                F-4

    Statements of Income for the years ended
    December 31, 1995, 1994 and 1993                            F-5

    Statements of Changes in Partners' Capital (Deficit)
    for the years ended December 31, 1995, 1994 and 1993        F-6

    Statements of Cash Flows for the years ended
    December 31, 1995, 1994 and 1993                            F-7

    Notes to Financial Statements                               F-8

    Schedule III - Real Estate and Accumulated Depreciation    F-14


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since (1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                   INDEPENDENT AUDITORS' REPORT




The Partners
Corporate Realty Income Fund I, L.P.:


We have audited the financial statements of Corporate Realty Income Fund I, L.P. ( a Delaware limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Realty Income Fund I, L.P. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                        /s/ KPMG Peat Marwick LLP
                                             KPMG Peat Marwick LLP


New York, New York
March 8, 1996

                 CORPORATE REALTY INCOME FUND I, L.P.
                   (A DELAWARE LIMITED PARTNERSHIP)
                              BALANCE SHEETS
                       DECEMBER 31, 1995 AND 1994

                                                  1995         1994
                                                  ----         ----

ASSETS

Real estate, at cost:
    Land                                      $ 13,598,425  $ 13,598,425
    Buildings and improvements                  71,444,155    70,987,144
                                                ----------    ----------
                                                85,042,580    84,585,569
    Less accumulated depreciation               15,974,431    13,571,654
                                                ----------    ----------
                                                69,068,149    71,013,915
Cash and short-term investments at cost,
    which approximates market value                397,432     1,291,972
Accounts receivable                                437,191        45,281
Note receivable                                     17,694        24,787
Investments in marketable securities
    (market value $100,897 in 1994)                    -         100,897
Step rent receivables                            2,784,802     2,240,931
Deferred charges, net of accumulated amortization
    of $21,937 in 1995 and $14,625 in 1994           7,313         4,875
Deposits                                            33,142        33,142
Lease commissions, net of accumulated amortization
    of $1,007,199 in 1995 and $652,478 in 1994   1,628,004     1,579,429
Other assets                                        41,624        53,763
                                                ----------    ----------
           Total assets                       $ 74,415,351  $ 76,388,992
                                                ----------    ----------
                                                ----------    ----------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and accrued expenses            1,457,029       699,104
Due (from) to affiliates                           (44,788)       71,885
Mortgage loan payable                            7,800,000     7,800,000
Other liabilities                                  325,161       297,747
                                                ----------    ----------
           Total liabilities                     9,537,402     8,868,736
                                                ----------    ----------
Partners' capital (deficit):
    General partners:
      Capital contributions                          1,000         1,000
      Net income                                   373,356       353,269
      Cash distributions                          (456,581)     (417,825)
                                                ----------    ----------
                                                   (82,225)      (63,556)
                                                ----------    ----------
    Limited partners: ($25 per unit;
      4,000,000 units authorized,
      3,127,884 and 3,200,000 issued and
      outstanding in 1995 and 1994, respectively)
    Capital contributions,
    net of offering costs                       73,276,650    74,051,897
    Net income                                  36,962,115    34,973,514
    Cash distributions                         (45,278,591)  (41,441,599)
                                                ----------    ----------
                                                64,960,174    67,583,812
                                                ----------    ----------
           Total partners' capital              64,877,949    67,520,256
                                                ----------    ----------
           Total liabilities and
           partners' capital                 $  74,415,351  $ 76,388,992
                                                ----------    ----------
                                                ----------    ----------


                 See accompanying notes to financial statements.

                   CORPORATE REALTY INCOME FUND I, L.P.
                     (A DELAWARE LIMITED PARTNERSHIP)
                           STATEMENTS OF INCOME
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                 1995           1994         1993
                              -----------    ----------   ------------

Revenue:
  Rental                      $ 9,127,768    $ 7,917,328  $ 11,180,956
  Interest and other income       699,663      1,040,292        24,867
                              -----------    ----------   ------------
                                9,827,431      8,957,620    11,205,823
                              -----------    ----------   ------------
Expenses:
  Interest                        733,005        604,618       514,042
  Depreciation                  2,448,270      2,079,717     1,922,996
  Amortization                    381,533        472,776       199,967
  Property operations           2,831,459      2,667,193     2,724,068
  Management fees                 557,031        317,087       471,006
  Professional fees               543,573        155,703       108,076
  General and administrative      323,872        209,963       205,418
                              -----------    ----------   ------------
                                7,818,743      6,507,057     6,145,573
                              -----------    ----------   ------------
           Net income         $ 2,008,688    $ 2,450,563  $  5,060,250
                              -----------    ----------   ------------
                              -----------    ----------   ------------

Net income allocated:
  To the general partners          20,087         24,506        50,602
  To the limited partners       1,988,601      2,426,057     5,009,648
                              -----------     ----------   ------------
                              $ 2,008,688    $ 2,450,563  $  5,060,250
                              -----------     ----------   ------------
                              -----------     ----------   ------------
Net income per unit of
  limited partnership
  interest                    $     0.62      $     0.76   $       1.57
                                    ----            ----           ----
                                    ----            ----           ----






               See accompanying notes to financial statements.

                     CORPORATE REALTY INCOME FUND I, L.P.
                      (A DELAWARE LIMITED PARTNERSHIP)
            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
            FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   General          Limited
                                   Total          Partners         Partners
                                ------------    ------------     ------------

Partners' capital (deficit) at
  December 31, 1992             $ 68,090,321    $  (57,856)      $ 68,148,177

Cash distributions to partners    (5,171,788)      (51,717)        (5,120,071)
Net income                         5,060,250        50,602          5,009,648
                                ------------    ------------     ------------
Partners' capital (deficit) at
  December 31, 1993               67,978,783       (58,971)        68,037,754

Cash distributions to partners    (2,909,090)      (29,091)        (2,879,999)
Net income                         2,450,563        24,506          2,426,057
                                ------------    ------------     ------------
Partners' capital (deficit) at
  December 31, 1994               67,520,256       (63,556)        67,583,812

Redemptions of units                (775,247)           -            (775,247)
Cash distributions to partners    (3,875,748)      (38,756)        (3,836,992)
Net income                         2,008,688        20,087          1,988,601
                                ------------    ------------     ------------
Partners' capital (deficit) at
  December 31, 1995             $ 64,877,949    $  (82,225)      $ 64,960,174
                                ------------    ------------     ------------
                                ------------    ------------     ------------




                 See accompanying notes to financial statements.

                       CORPORATE REALTY INCOME FUND I, L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                              1995        1994        1993
                                              ----        ----        ----

Cash flows from operating activities:
  Net income                               $2,008,688  $ 2,450,563  $ 5,060,250
                                           ----------  -----------  -----------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization         2,829,803    2,552,493    2,122,963
      Receipt of marketable securities          -            -       (2,800,596)
      Gain on sale of marketable securities   (27,682)    (930,750)       -
      Unrealized gain on marketable securities  -          (26,925)       -
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts
          receivable                         (391,910)     181,875      303,537
        Decrease (increase) in note
          receivable                            7,093        6,818      (31,605)
        (Increase ) decrease in step
          rent receivables                   (543,871)    (476,909)   1,100,945
        Increase in deposits                    -             (207)      (2,800)
        Increase in lease commissions        (403,296)  (1,500,030)    (124,407)
        Decrease (increase) in other assets    12,139      (10,540)      (5,730)
        Increase (decrease) in accounts payable
          and accrued expenses                757,925      (48,187)     110,564
        (Decrease) increase in due to
          affiliates                         (116,673)     (16,284)      43,864
        Increase (decrease) in other
          liabilities                          27,414       20,287      (90,970)
                                           ----------  -----------  -----------
              Total adjustments             2,150,942     (248,359)     625,765
                                           ----------  -----------  -----------
              Net cash provided by
                operating activities        4,159,630    2,202,204    5,686,015
                                           ----------  -----------  -----------
Cash flows from investing activities:
  Proceeds from sale of marketable
    securities                                128,579    3,657,374        -
  Acquisition of real estate                 (502,504)  (2,461,326)    (694,770)
                                           ----------  -----------  -----------
              Net cash provided by (used in)
                investing activities         (373,925)   1,196,048     (694,770)
                                           ----------  -----------  -----------
Cash flows from financing activities:
  Deferred loan costs                         (29,250)     (19,500)       -
  Redemption of units                        (775,247)       -            -
  Cash distributions to partners           (3,875,748)  (2,909,090)  (5,171,788)
                                           ----------  -----------  -----------
              Net cash used in financing
                activities                 (4,680,245)  (2,928,590)  (5,171,788)
                                           ----------  -----------  -----------
              Net increase (decrease) in cash
                and short-term investments   (894,540)     469,662     (180,543)
Cash and short-term investments at
    beginning of year                       1,291,972      822,310    1,002,853
                                           ----------  -----------  -----------
Cash and short-term investments at
    end of year                            $  397,432  $ 1,291,972  $   822,310
                                            ----------  -----------  ----------
                                            ----------  -----------  ----------

                      See accompanying notes to financial statements.

                        CORPORATE REALTY INCOME FUND I, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS
1.   ORGANIZATION

     Corporate Realty Income Fund I, L.P. (the "Partnership") was formed as a limited partnership on November 25, 1985 under the laws of the State of Delaware. The Partnership was formed for the purpose of acquiring and owning income-producing commercial and industrial real estate properties for lease to others. The Partnership will terminate on December 31, 2010 or sooner, in accordance with the Partnership Agreement.

     The general partners of the Partnership are 1345 Realty Corporation, the corporate general partner, and Robert F. Gossett, Jr., the individual general partner.
     On November 30, 1994, all of the outstanding capital stock of the corporate general partner was acquired by the individual general partner in a transaction which was effective as of July
1, 1994. As a result of this acquisition, the entire interest of the general partners is controlled by the individual general partner.

     The initial capital was $1,025 representing capital contributions of $1,000 by the general partners and $25 by the original limited partner. The Partnership commenced operations on June 2, 1986 with the acceptance of subscriptions for 1,082,640 Depositary Units of limited partnership interests (the "Units"). The Partnership has authorized the issuance of up to 4,000,000 Units. The Partnership sold 3,200,000 Units, representing $80,000,000, which completed the offering. Upon the first admittance of the additional limited partners and unitholders, the original limited partner withdrew from the Partnership.

     During 1995, 72,116 units were redeemed from limited partners and cancelled.

2.   SIGNIFICANT ACCOUNTING POLICIES

     The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax reporting purposes.

     Depreciation of buildings for financial reporting purposes is computed under the straight-line method over an estimated economic useful life of forty years. Depreciation of buildings for tax purposes is determined in accordance with the Accelerated
Cost Recovery System.

     Acquisition fees in connection with investment properties acquired have been capitalized as a cost of the property upon acquisition.

     Deferred charges consist principally of costs incurred in connection with obtaining a mortgage. These expenses are being amortized using the straight-line method over the term of the mortgage.

                        CORPORATE REALTY INCOME FUND I, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     In accordance with the Statement of Financial Accounting Standards No. 13, "Accounting for Leases", the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income received in cash to rental income recognized:

                                        1995          1994            1993
                                    -----------   -----------    ------------
Rental income billed to tenants     $ 8,583,897   $ 7,440,419    $ 12,281,901
Step rent receivables                   543,871       476,909      (1,100,945)
                                    -----------   -----------    ------------
Rental income recognized              9,127,768     7,917,328      11,180,956
                                    -----------   -----------    ------------
                                    -----------   -----------    ------------

     Offering costs are nonamortizable and have been deducted from limited partners' capital.

     No provision for income taxes has been made since all items of income or losses and tax benefits are passed through to the individual partners. At December 31, 1995, the net difference between the tax bases and the reported amounts of assets and liabilities was $14,170,152.

     The Partnership Agreement provides that net income shall be allocated to each calendar month of the year and shall be apportioned on a monthly basis to the holders of interests in the ratio in which the number of interests owned by each limited partner or unitholder on the first day of the month bears to the total number of interests owned by the limited partners and unitholders as of that date.

     The amount of net income per limited partnership unit was calculated using the weighted average number of units outstanding of 3,184,222 in 1995 and 3,200,000 in 1994 and 1993.

     Short-term investments, which consist principally of money market funds, are carried at cost which approximates market value. For purposes of the statements of cash flows, the Partnership considers short-term investments to be cash equivalents.

     The general partners have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

3.   PARTNERSHIP AGREEMENT

     The Partnership Agreement provides that profits, losses and distributions shall be allocated 99% to the limited partners and 1% to the general partners.

     Sale or refinancing proceeds will generally be distributed 99% to the limited partners and 1% to the general partners until the limited partners have received an amount which, when added to all prior distributions of cash, will equal their original invested capital plus an 8% per annum cumulative noncompounded return. Thereafter, after payment of the subordinated disposition fee, proceeds will be distributed 75% to the limited partners and 25% to the general partners.

     Taxable income and tax loss generally will be allocated 99% to the limited partners and 1% to the general partners.

                        CORPORATE REALTY INCOME FUND I, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS



4.   INVESTMENTS IN REAL ESTATE

GE MEDICAL SYSTEMS OFFICE BUILDING

     On July 10, 1986, the Partnership purchased the GE Medical
Systems Office Building, an office building located in Monterey
Park, California, and the 90,000 square feet of underlying land.
The property contains approximately 20,250 square feet of net rentable area.

     The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $4,182,000.

     The building was fully leased to GE through October 21, 1995. In October 1995, GE renewed its lease with respect to 52% of the rentable area of the building for a term which expires in October
2000.

THE DIRECTORY BUILDING

     On October 27, 1986, the Partnership purchased the Directory Building (formerly the IBM Building), an office building located in Las Colinas, Texas, and the 6.67 acres of underlying land. The property contains approximately 152,100 square feet of net rentable area.

     The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $24,580,375.

     As of December 31, 1995, the building was 100% leased to GTE Directories Corporation for a term which expires on September 30, 2000. Rent from the tenant represented 16% of the Partnership's total rental income in 1995. In connection with this lease, the Partnership expended $2,628,000 and $1,063,640 for tenant improvements and leasing commissions, respectively.

AUSTIN PLACE BUILDING

     On December 30, 1986, the Partnership purchased the Austin
Place Building, an office building located in South Plainfield, New Jersey, and the five acres of underlying land. The property contains approximately 105,000 square feet of net rentable area.

     The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $16,473,000.

     As of December 31, 1995, the building had been fully leased to various tenants under leases with terms ranging from four to fifteen years. The Partnership has expended approximately
$2,195,000 and $738,000 for tenant improvements and leasing commissions, respectively, in connection with these leases.

     Rent from one of the tenants, The Austin Company, represented 16% of the Partnership's total rental income in 1995.

                        CORPORATE REALTY INCOME FUND I, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS

     In December 1993, the Partnership received a settlement from National Gypsum Co., a former tenant, who filed for protection under Chapter 11 of the U.S. Bankruptcy Code and terminated its lease. The settlement amounted to 77,476 shares of its common stock and $486,000 of 10%, 10-year debt. These securities were recorded at their market value of $2,800,596 on the date of issuance. During 1994, the debt securities were redeemed and 75,000 shares of the common stock were sold at a gain of $930,750. During 1995, the remaining 2,476 shares were sold at a gain of $27,682. The Partnership also received other income of $227,222 in 1995 as part of the settlement.

JAMES RIVER BUILDING

     On October 16, 1987, the Partnership purchased the James River Building (formerly the Crown Zellerbach building) located in Woodland, California (a suburb of Sacramento), and the 21 acres of underlying land. The building contains approximately 570,000 square feet of net rentable area.

     The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $14,551,456. The building is net leased to James River Corporation of Nevada, Inc.
for a term which expires in January, 2002.

     Rent from the tenant, James River Corporation of Nevada, Inc., represented 16% of the Partnership's total rental income in 1995.

FLATIRON BUILDING

     On January 5, 1988, the Partnership purchased the Flatiron
Building (formerly the Cadnetix Building) located in Boulder,
Colorado, and the five acres of underlying land. The building contains approximately 95,500 square feet of net rentable area.

     The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $9,003,085.

     As of December 31, 1995, 100% of the building was leased to various tenants under leases with terms ranging from three to five years. The Partnership has expended approximately $501,000 and $587,000 for tenant improvements and leasing commissions, respectively, in connection with these leases.

MARATHON OIL BUILDING

     On March 21, 1988, the Partnership purchased the Marathon Oil Building (formerly the Tenneco Oil building) located in Oklahoma City, Oklahoma, and the 6.1 acres of underlying land. The building contains approximately 90,925 net rentable square feet plus a 10,016 square foot basement. The building is net leased to Marathon Oil Company (Marathon) for a term which expires in February, 1996.

     The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $10,736,200.

     Rent from Marathon represented 20% of the Partnership's total rental income in 1995.

     During 1995, the Partnership entered into a new five-year lease with Marathon with respect to 62,600 square feet of space and a two-year lease with an affiliate of Marathon with respect to 24,700 square feet of space. These leases will commence upon the expiration of the original lease with Marathon.

                        CORPORATE REALTY INCOME FUND I, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS



5.   LEASES

     Minimum future rentals under noncancellable operating leases as of December 31, 1995 are approximately as follows:

     Year ending December 31:
            1996                    $  6,438,000
            1997                       6,741,000
            1998                       6,247,000
            1999                       5,981,000
            2000                       5,332,000
            Thereafter                 5,568,000
                                    ------------
                 Total              $ 36,307,000
                                    ------------
                                    ------------
    In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. For the years ended December 31, 1995, 1994 and 1993 escalation charges amounting to $1,735,411, $1,728,374 and $2,168,086, respectively, have been included in rental income.


6.   TRANSACTIONS WITH GENERAL PARTNERS AND AFFILIATES

     The general partners or their affiliates receive a property management fee equal to either 1% in the case of a long-term net lease or 6% for other types of leases on the gross revenue from the property, and a partnership management fee equal to 7% of adjusted cash from operations, as defined, and reimbursement of administrative expenses. The general partners also receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Partnership in connection with the negotiation of tenant leases. Such commissions are computed at a rate equal to 3% of the gross revenues for the first five years of each lease signed where the general partners have performed such leasing services.
     Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 1995, 1994 and 1993:

                                     1995       1994       1993
                                  ---------   ---------  ---------
Partnership management fees       $ 271,302   $ 203,636  $ 316,768
Property management fees            285,729     113,451    154,238
Administrative expenses             133,393      66,049     67,734
                                  ---------   ---------  ---------
                                  ---------   ---------  ---------

In 1995, leasing commissions of $243,113 were billed to the Partnership by the general partners and recorded by the Partnership as deferred leasing commissions on the balance sheet. In 1994, the general partners billed to the Partnership and the Partnership recorded as deferred leasing commissions on the balance sheet $380,353, $106,590, $202,595 and $77,156 relating to the years 1994, 1993, 1992 and 1991, respectively.

                        CORPORATE REALTY INCOME FUND I, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS



7.   MORTGAGE LOAN PAYABLE

     In March 1995, the Partnership extended the $7,800,000 mortgage loan from PNC Bank, N.A. (the "Lender") for an additional one-year period to end on March 31, 1996. In connection with this extension, the structure of the indebtedness was changed from a term loan to a one-year secured revolving line of credit. The loan bears interest at the rate per annum equal to the Lender's prime rate plus one-half percent based on a 360-day year and actual days elapsed. The Lender's prime rate was 8 3/4% at December 31, 1995. Interest only is payable monthly on the first day of each calendar month with all unpaid interest and outstanding principal due on March 31, 1996. In connection with the extension of the loan, the Partnership paid fees of $29,250 which are being amortized over the term of the loan extension.
The loan is secured by a deed of trust given with respect to the Directory, James River, Austin Place and GE properties.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                   1995       1994         1993
                               ---------  ---------    ---------
Cash paid during the year
for interest                   $ 734,608  $ 604,618    $ 557,700
                               ---------  ---------    ---------
                               ---------  ---------    ---------

9.   SUBSEQUENT EVENTS

     In February 1996, the Partnership paid distributions of $941,994 to the limited partners and $9,515 to the general partners representing fourth quarter 1995 cash from operations.

     In March 1996, the Lender informed the Partnership that it approved an extension of the line of credit for a period of six months, to end on September 30, 1996, with the ability to draw an additional $2 million for purposes of funding financing commitment fees and good faith deposits in connection with a new financing facility the Partnership is currently seeking and/or the acquisition of additional properties. The terms of the extension include the same terms which exist with respect to the expiring line of credit, with the following additions: (i) loan fees of
 .25% based on total projected outstandings, (ii) debt service coverage ratio of four times earnings before interest, taxes, depreciation, and amortization, and (iii) any deposits that are returned be used to repay the line of credit.

                                                                                                        Schedule III
                                     CORPORATE REALTY INCOME FUND I, L.P.
                                      (A DELAWARE LIMITED PARTNERSHIP)
                                  REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1995


                                                                   Costs Capitalized
                                                                     Subsequent to        Gross Amount at which
                                             Initial Costs (B)        Acquisition         Carried at Close of Period
                                             -------------------     ---------------      --------------------------
                                                    Building and                                       Building and
Description           Encumbrances (A)     Land     Improvements     Improvements         Land         Improvements
- -----------           ----------------     ----     ------------     ------------         ----         ------------

Office Building
Monterey Park, CA     $      -          $ 1,762,126  $ 2,459,141     $    -             $ 1,762,126    $ 2,459,141

Office Building
Las Colinas, TX          7,800,000        4,925,745   19,702,979       2,627,999          4,925,745     22,330,978

Office Building
So. Plainfield, NJ           -            3,147,912   13,378,294       2,194,765          3,147,912     15,573,059

Distribution Center
Woodland, CA                 -            1,618,579   12,989,498          -               1,618,579     12,989,498

Office Building
Boulder, CO                  -            1,080,369    7,922,716         455,415          1,080,369      8,378,131

Office Building
Oklahoma City, OK            -            1,063,694    9,713,348          -               1,063,694      9,713,348

                        ----------      -----------  -----------     -----------        -----------    -----------
                        $7,800,000      $13,598,425  $66,165,976     $ 5,278,179        $13,598,425    $71,444,155
                        ----------      -----------  -----------     -----------        -----------    -----------
                        ----------      -----------  -----------     -----------        -----------    -----------




                                                                                       Life on Which
                                                                                       Depreciation in
                                                                                       Latest Income
                                   Accumulated           Date of          Date           Statement
Description              Total     Depreciation        Construction     Acquired        is Computed
- -----------              -----     ------------        ------------     --------        -----------
Office Building
Monterey Park, CA     $ 4,221,267  $   584,042            1985        July, 1986          40 years

Office Building
Las Colinas, TX        27,256,723    5,076,380            1982        October, 1986       40 years

Office Building
So. Plainfield, NJ     18,720,971    3,832,934            1986        December, 1986      40 years

Distribution Center
Woodland, CA           14,608,077    2,665,795            1987        October, 1987       40 years

Office Building
Boulder, CO             9,458,500    1,933,322            1988        January, 1988       40 years

Office Building
Oklahoma City, OK      10,777,042    1,881,958            1986        March, 1988         40 years

                      -----------  -----------
                      $85,042,580  $15,974,431
                      -----------  -----------
                      -----------  -----------




Notes:
(A) Encumbrances represent a mortgage loan secured by a deed of trust given with respect to the office buildings located in
    Monterey Park, California, Las Colinas, Texas, South Plainfield, New Jersey and the distribution center located in Woodland,
    California.

(B) The initial cost to the Partnership represents the original purchase price of the properties net of any purchase price adjustments, including amounts incurred subsequent to acquisition which were contemplated.  The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. There is no difference between cost for financial reporting purposes and cost for federal income tax purposes.

(C) Reconciliation of real estate owned:              1995              1994            1993
                                                      ----              ----            ----

      Balance at beginning of period             $ 84,585,569       $ 82,124,243      $ 81,429,473
        Additions during period:
           Building improvements and land             502,504          2,461,326           694,770
           Write-off of fully depreciated assets      (45,493)             -                 -
                                                 ------------       ------------      ------------
      Balance at end of period                   $ 85,042,580       $ 84,585,569      $ 82,124,243
                                                 ------------       ------------      ------------
                                                 ------------       ------------      ------------

(D) Reconciliation of accumulated depreciation:
      Balance at beginning of period             $ 13,571,654       $ 11,491,937      $  9,568,941
           Depreciation expense                     2,448,270          2,079,717         1,922,996
           Write-off of fully depreciated assets      (45,493)             -                 -
                                                 ------------       ------------      ------------

      Balance at end of period                   $ 15,974,431       $ 13,571,654      $ 11,491,937
                                                 ------------       ------------      ------------
                                                 ------------       ------------      ------------


F-14

