Form 10-Q
period 1996-03-31
CORPORATE REALTY INCOME FUND I L P
filed 1996-05-15
CIK 785898

         SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1996

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

 CORPORATE REALTY INCOME FUND I, L.P.
                 (a Delaware limited partnership)


                              Index


                                                               Page No.

Part I     Financial information                                     3


           Balance Sheets --
           March 31, 1996 and December 31, 1995                      4

           Statements of Operations --
           For the three months ended March 31, 1996 and 1995        5

           Statements of Cash Flows --
           For the three months ended March 31, 1996 and 1995        6

           Notes to the Financial Statements                         7

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations             9

Part II    Other information                                        10

           Signatures                                               11

                  Part I.  Financial Information


Item I.     Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management,all adjustments necessary for a fair presentation of such financial information have been included.

               CORPORATE REALTY INCOME FUND I, L.P.
                 (a Delaware limited partnership)
                          BALANCE SHEETS
               March 31, 1996 and December 31, 1995

                                                  March 31,    December 31,
                                                    1996           1995
                                                (Unaudited)
ASSETS

Real estate, at cost:
 Land                                            $13,598,425  $13,598,425
 Buildings and improvements                       71,516,797   71,444,155
                                                  85,115,222   85,042,580
 Less accumulated depreciation                    16,586,499   15,974,431
                                                  68,528,723   69,068,149
Cash and short-term investments at cost,
 which approximates market value                     386,550      397,432
Accounts receivable                                   99,224      437,191
Note receivable                                       15,876       17,694
Step rent receivables                              2,791,066    2,784,802
Deferred charges, net of accumulated amortization
 of $21,937 in 1995                                       --        7,313
Lease commissions, net of accumulated amortization
 of $1,088,000 in 1996 and $1,007,199 in 1995      1,622,848    1,628,004
Deposits                                              33,142       33,142
Other assets                                          16,650       41,624
 Total assets                                    $73,494,079  $74,415,351

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Mortgage loan payable                             $7,800,000  $ 7,800,000
Accounts payable and accrued expenses              1,227,369    1,457,029
Due to affiliates                                    (46,428)     (44,788)
Other liabilities                                    699,243      325,161
 Total liabilities                                 9,680,184    9,537,402

Partners' Capital (Deficit):
 General partners:
  Capital contributions                                1,000        1,000
  Net income                                         374,574      373,356
  Cash distributions                                (466,096)    (456,581)
                                                     (90,522)     (82,225)
 Limited partners: ($25 per unit; 4,000,000 units
  authorized, 3,105,684 and 3,127,484 issued and
  outstanding in 1996 and 1995, respectively)
  Capital contributions, net of offering costs    73,042,298   73,276,650
  Net income                                      37,082,705   36,962,115
  Cash distributions                             (46,220,586) (45,278,591)
                                                  63,904,417   64,960,174
 Total partners' capital                          63,813,895   64,877,949
  Total liabilities and partners' capital        $73,494,079  $74,415,351
         See accompanying notes to financial statements.

                CORPORATE REALTY INCOME FUND I, L.P.
                 (a Delaware limited partnership)
                     STATEMENTS OF OPERATIONS
        For the three months ended March 31, 1996 and 1995
                           (Unaudited)

                                                    1996          1995
Income:
   Rental                                       $1,984,802    $2,117,751
   Interest and other income                           200        14,469
                                                 1,985,002     2,132,220

Expenses:
   Interest                                        177,017       179,833
   Depreciation                                    612,068       584,064
   Amortization                                     88,114        82,011
   Property operating                              679,388       648,314
   Management fees                                 166,700       132,228
   General and administrative                      139,907        83,812
                                                 1,863,194     1,710,262

Net income from real estate operations             121,808       421,958


Unrealized gain on marketable securities          --              21,665
                                                 --               21,665


Net income                                      $  121,808    $  443,623

Net income allocated:
   To the general partners                   $       1,218  $      4,436
   To the limited partners                         120,590       439,187
                                               $   121,808    $  443,623



Net income per unit of limited partnership interest  $0.04          $0.14

         See accompanying notes to financial statements.

               CORPORATE REALTY INCOME FUND I, L.P.
                 (a Delaware limited partnership)
                     STATEMENTS OF CASH FLOWS
        For the three months ended March 31, 1996 and 1995
                   Increase/(Decrease) in Cash
                           (Unaudited)


                                                          1996           1995
Cash flows from operating activities:
  Net income                                            $121,808      $443,623
  Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                         700,182       666,075
  Unrealized gain on marketable securities                    --       (21,665)
  Changes in operating assets and liabilities:
  Decrease (increase) in:
   Accounts receivable                                   337,967           ---
   Note receivable                                         1,818         1,746
   Step rent receivables                                  (6,264)      (90,711)
   Lease commissions                                     (75,645)      (47,067)
   Other assets                                           24,974        32,258
  Increase (decrease) in:
   Accounts payable and accrued expenses                (229,660)     (194,801)
   Due to affiliates                                      (1,640)      (40,251)
   Other liabilities                                     374,082        (9,494)
     Total adjustments                                 1,125,814       296,090
     Net cash provided by operating activities         1,247,622       739,713

Cash flows from investing activities:
  Acquisition of real estate                             (72,642)       (2,313)
     Cash used in investing activities                   (72,642)       (2,313)

Cash flows from financing activities:
  Capital repurchase                                    (234,352)           --
  Cash distributions to partners                        (951,510)     (969,697)
   Cash used in financing activities                  (1,185,862)     (969,697)

Net decrease in cash and short-term investments          (10,882)     (232,297)
Cash and short-term investments at beginning of period   397,432     1,291,972
Cash and short-term investments at end of period        $386,550    $1,059,675


         See accompanying notes to financial statements.

               CORPORATE REALTY INCOME FUND I, L.P.
                 (a Delaware limited partnership)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1996
                           (Unaudited)

1.    General

     The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended
December 31, 1995 as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


2.    Rental Income

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income received in cash to rental income recognized.


                                         Three Months Ended
                                         1996          1995
 Rental income received in cash       $1,978,538    $2,027,040
 Step rent receivables                     6,264        90,711
 Rental income recognized             $1,984,802    $2,117,751


3. Leases

Minimum future rentals under noncancellable operating leases as of March 31, 1996 are as follows:


Year ending December 31
             1996                            $ 4,783,000
             1997                              6,741,000
             1998                              6,247,000
             1999                              5,981,000
             2000                              5,332,000
             Thereafter                        5,568,000
                 Total                       $34,652,000


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income.
For the three months ended March 31, 1996 and 1995, escalation charges amounted to $323,165 and $365,737, respectively.

               CORPORATE REALTY INCOME FUND I, L.P.
                 (a Delaware limited partnership)
                  NOTES TO FINANCIAL STATEMENTS
                          March 31, 1996
                           (Unaudited)


4.    Transactions with General Partners and Affiliates

Fees incurred and reimbursable expenses for the three months ended March 31, 1996 are:

                                            Three
                                            Months
    Partnership management fees             $67,900
    Property management fees                 98,800
    Administration expenses                  34,422


During the three months ended March 31, 1996, the Partnership paid to the General Partners leasing commissions in the amount of $75,645.



5.  Supplemental Disclosure of Cash Flow Information

    Cash paid for interest during the three months ended March 31, 1996 and 1995 amounted to $177,017 and $179,833, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1996.



Liquidity and Capital Resources

     At March 31, 1996, the Partnership had cash and working capital of approximately $500,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts.

     Except for approximately 20,000 square feet (half in Monterey Park, California and half in Oklahoma City), all of the Partnership's buildings are now fully leased. The Partnership does not anticipate expending any significant additional funds for tenant improvements during 1996.

     The Partnership expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of $7,800,000. The lender, Pittsburgh National Bank, has extended the maturity date of the subject loan from March 31, 1996 until September 31, 1996.


Results of Operations

     Rental revenues in the first quarter of 1996 decreased from 1995 as a result of lower rents on the leases that expired in late 1995 and were renewed at current market rates. All expenses (except interest) in the first quarter of 1996 increased from 1995, reflecting a shift of several leases from net leases (under which the tenant pays the expenses) to gross leases (under which the landlord pays the expenses).

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



                             CORPORATE REALTY INCOME FUND I, L.P
                               (Registrant)


Date: May 9, 1996            By:Robert F. Gossett, Jr.
                                President, Director



Date:  May 9, 1996           By:Pauline G. Gossett
                                Secretary

              CORPORATE REALTY INCOME FUND I, L.P.
                 (a Delaware limited partnership)

                   Article 5 of Regulation S-X
This schedule contains summary financial information extracted from registrant's audited financial statements as at and for the year ended December 31, 1995 and unaudited financial statements as at and for the three months ended March 31, 1996 and 1995 and is qualified in its entirety by reference to such financial statements.

                                March 31,               December 31
                                  1996                     1995
                               (Unaudited)

Cash                             $386,550                 $397,432
Securities                              0                        0
Receivables                        99,224                  437,191
Allowances                              0                        0
Inventory                               0                        0
Current Assets                    551,442                  927,083
PP&E                           85,115,222               85,042,580
Accumulated Depreciation       16,586,499               15,974,431
Total Assets                   73,494,079               74,415,351
Current Liabilities             1,880,184                1,737,402
Bonds                           7,800,000                7,800,000
Preferred-Mandatory                     0                        0
Preferred                               0                        0
Common                         63,813,895               64,877,949
Other-SE                                0                        0
Total Liabilities and Equity   73,494,079               74,415,351

For the three months ended       March 31,               March 31,
                                  1996                      1995
Sales                           1,984,802               $2,117,751
Total Revenue                   1,985,002                2,132,220
CGS                                     0                        0
Total Costs                     1,546,270                1,446,617
Other Expenses                    139,907                   83,812
Loss Provision                          0                        0
Interest Expense                  177,017                  179,833
Income PreTax                     121,808                  421,958
Income Tax Expense                      0                        0
Income Continuing                 121,808                  421,958
Discontinued                            0                        0
Extraordinary                           0                   21,665
Changes                                 0                        0
Net Income                        121,808                  443,623
EPS-Primary                          0.04                     0.14
EPS-Diluted                          0.04                     0.14

