Form 10-Q
period 1996-06-30
CORPORATE REALTY INCOME FUND I L P
filed 1996-08-16
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q


 _X_    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
        ____________________________________________

 ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______to____________


                                  Commission file number  0-15796
                                                         ________



         Corporate Realty Income Fund I, L.P.
         ____________________________________
        (Exact name of registrant as specified in its charter)


      Delaware                                           13-3311993
      _________                                           _________
(State of organization)                            (I.R.S. Employer
                                                 identification No.)


406 East 85th Street, New York, New York                 10028
_________________________________________                ______
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (212)794-3292
                                                   _____________

_________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__ No_____

                                      1 of 12

                        CORPORATE REALTY INCOME FUND I, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)


                                       Index


                                                                    Page No.
                                                                    _______
Part I           Financial information                                 3


                 Balance Sheets --
                 June 30, 1996 and December 31, 1995                   4

                 Statements of Operations --
                 For the three months ended June 30, 1996 and 1995     5

                 Statements of Operations --
                 For the six months ended June 30, 1996 and 1995       6

                 Statements of Cash Flows --
                 For the six months ended June 30, 1996 and 1995       7

                 Notes to the Financial Statements                     8

                 Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        10

Part II          Other information                                    11

                 Signatures                                           12

                                      2 of 12

                                PART I.  FINANCIAL INFORMATION


Item I.                 Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management,all adjustments necessary for a fair presentation of such financial information have been included.

                                      3 of 12

                         CORPORATE REALTY INCOME FUND I, L.P.
                            (A DELAWARE LIMITED PARTNERSHIP)
                                   BALANCE SHEETS
                           JUNE 30, 1996 AND DECEMBER 31, 1995

                                                JUNE 30,     DECEMBER 31,
                                                 1996            1995
                                                 ________       ________
                                                (Unaudited)
ASSETS
Real estate, at cost:
  Land                                           $13,598,425  $13,598,425
  Buildings and improvements                      71,682,168   71,444,155
                                                 ___________  ___________
                                                  85,280,593   85,042,580
  Less accumulated depreciation                  (17,198,567) (15,974,431)
                                                 ___________  ___________
                                                  68,082,026   69,068,149
Cash and short-term investments at cost,
  which approximates market value                    273,453      397,432
Accounts receivable                                   29,146      437,191
Note receivable                                       14,040       17,694
Step rent receivables                              2,797,330    2,784,802
Deferred charges, net of accumulated amortization
  of $21,937 in 1995                                  24,500        7,313
Lease commissions, net of accumulated amortization
  of $1,168,801 in 1996 and $1,007,199 in 1995     1,542,047    1,628,004
Deposits                                              33,142       33,142
Other assets                                          85,775       41,624
                                                 ___________  ___________
  Total assets                                   $72,881,459  $74,415,351
                                                 ___________  ___________
                                                 ___________  ___________

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loan payable                             $8,800,000  $ 7,800,000
Accounts payable and accrued expenses                959,797    1,457,029
Due to affiliates                                    (46,078)     (44,788)
Other liabilities                                    442,936      325,161
                                                 ___________  ___________
                                                  10,156,655    9,537,402
                                                 ___________  ___________
Partners' Capital:
  General partners:
     Capital contributions                             1,000        1,000
     Net income                                      374,690      373,356
     Cash distributions                             (475,496)    (456,581)
                                                 ___________  ___________
                                                     (99,806)     (82,225)
                                                 ___________  ___________


  Limited partners: ($25 per unit; 4,000,000
     units authorized, 3,080,010 and 3,127,484
     issued and outstanding in 1996 and 1995,
     respectively)
     Capital contributions,
     net of offering costs                        72,889,238   73,276,650
     Net income                                   37,094,203   36,962,115
     Cash distributions                          (47,158,831) (45,278,591)
                                                  __________   __________
                                                  62,824,610   64,960,174
                                                  __________   __________


     Total partners' capital                      62,724,804   64,877,949
                                                 ___________  ___________
     Total liabilities and partners' capital     $72,881,459  $74,415,351
                                                 ___________  ___________
                                                 ___________  ___________

         See accompanying notes to financial statements.


                                      4 of 12

                        CORPORATE REALTY INCOME FUND I, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)
                             STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (Unaudited)



                                                      1996         1995
                                                ___________   ___________
Income:
 Rental                                          $1,882,892    $2,250,476
 Interest and other income                           58,071        11,932
                                                ___________   ___________
                                                  1,940,963     2,262,408
                                                ___________   ___________

Expenses:
 Interest                                           181,863       187,309
 Depreciation                                       612,068       584,064
 Amortization                                        80,801        77,136
 Property operating                                 638,228       710,219
 Management fees                                    184,950       132,428
 General and administrative                         231,439        80,042
                                                ___________   ___________
                                                  1,929,349     1,771,198
                                                ___________   ___________

Net income from real estate operations               11,614       491,210
                                                ___________   ___________

Gain on sales of marketable securities                 -           27,682
Unrealized loss on marketable securities               -          (21,665)
                                                ___________   ___________
                                                       -            6,017
                                                ___________   ___________

Net income                                      $    11,614    $  497,227
                                                ___________   ___________
                                                ___________   ___________

Net income allocated:
 To the general partners                        $       116    $    4,972
 To the limited partners                             11,498       492,255
                                                ___________    __________
                                                 $   11,614    $  497,227
                                                ___________    __________
                                                ___________    __________


Net income per unit of
 limited partnership interest                        $0.004        $0.160
                                                ___________    __________
                                                ___________    __________


         See accompanying notes to financial statements.


                                      5 of 12

                         CORPORATE REALTY INCOME FUND I, L.P.
                           (A DELAWARE LIMITED PARTNERSHIP)
                               STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (Unaudited)




                                                    1996         1995
                                                __________   __________
Income:
   Rental                                       $3,867,694   $4,368,227
   Interest and other income                        58,271       26,401
                                                __________   __________
                                                 3,925,965    4,394,628
                                                __________   __________


Expenses:
   Interest                                        358,880      367,142
   Depreciation                                  1,224,136    1,168,128
   Amortization                                    168,915      159,147
   Property operating                            1,317,616    1,358,533
   Management fees                                 351,650      264,656
   General and administrative                      371,346      163,854
                                                __________   __________
                                                 3,792,543    3,481,460
                                                __________   __________

Net Income from real estate operations             133,422      913,168

Gain on sales of marketable securities               -           27,682
                                                __________   __________


Net income                                        $133,422     $940,850
                                                __________   __________
                                                __________   __________

Net income allocated:
   To the general partners                        $  1,334   $    9,408

   To the limited partners                         132,088      931,442
                                                __________   __________
                                                  $133,422   $  940,850
                                                __________   __________
                                                __________   __________



Net income per unit of limited
partnership interest                                 $0.04         $.30
                                                __________   __________
                                                __________   __________

            See accompanying notes to financial statements.

                                      6 of 12

                        CORPORATE REALTY INCOME FUND I, L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)
                               STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                     (Unaudited)



                                                          1996          1995
                                                       __________    __________

Cash flows from operating activities:
   Net income                                            $133,422     $940,850
                                                         ________     ________
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Depreciation and amortization                    1,393,051    1,327,275
       Unrealized gain on marketable securities            -           (27,682)
       Changes in operating assets and liabilities
       Decrease (increase) in:
         Accounts receivable                              408,045       41,748
         Notes receivable                                   3,654        3,511
         Step rent receivables                            (12,528)    (181,422)
         Lease commissions                                (75,645)    (214,924)
         Deferred charges                                 (24,500)     (41,276)
         Other assets                                     (44,151)     (46,135)
     Increase (decrease) in:
         Accounts payable and accrued expenses           (497,232)    (277,309)
         Due to affiliates                                 (1,290)     (71,885)
         Other liabilities                                117,775       (7,620)
                                                        _________    _________

         Total adjustments                              1,267,179      504,281
                                                        _________    _________
         Net cash provided by operating activities      1,400,601    1,445,131
                                                        _________    _________
Cash flows from investing activities:
   Acquisition of real estate                            (238,013)    (183,864)
   Increase in deferred charges                               -        128,579
                                                        _________    _________
Net cash provided by (used in) investing activities      (238,013)     (55,285)
                                                        _________    _________

Cash flows from financing activities:
   Mortgage proceeds                                    1,000,000        -
   Capital repurchase                                    (387,412)       -
   Cash distributions to partners                      (1,899,155)  (1,939,394)
                                                        _________    _________
         Net cash used in financing activities         (1,286,567)  (1,939,394)

                                                            _________    _________
Net increase (decrease) in cash and short-term investments   (123,979)    (549,548)
Cash and short-term investments at beginning of period        397,432    1,291,972
                                                            _________    _________
Cash and short-term investments at end of period             $273,453     $742,424
                                                            _________    _________
                                                            _________    _________



            See accompanying notes to financial statements.

                                      7 of 12

                         CORPORATE REALTY INCOME FUND I, L.P.
                           (A DELAWARE LIMITED PARTNERSHIP)
                              NOTES TO FINANCIAL STATEMENTS
                                     June 30, 1996
                                      (Unaudited)

1.  GENERAL

    The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31,1995 as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


2.  RENTAL INCOME

    In accordance with the Financial Accounting Standards Board Statement
No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income received in cash to rental income recognized.

                                         Three Months Ended      Six Months Ended
                                        ____________________    _____________________
                                          1996       1995         1996         1995
                                        _______   __________    __________ __________

    Rental income received in cash   $1,876,628  $2,159,765   $3,855,166    $4,186,805
    Step rent receivables                 6,264      90,711       12,528       181,422
                                     __________  __________   __________    __________
    Rental income recognized         $1,882,892  $2,250,476   $3,867,694    $4,368,227
                                     __________  __________   __________    __________
                                     __________  __________   __________    __________



3.  LEASES

    Minimum future rentals under noncancellable operating leases as of June 30, 1996 are as follows:


    Year ending December 31
    _______________________

                1996                        $  3,166,000
                1997                           6,741,000
                1998                           6,247,000
                1999                           5,981,000
                2000                           5,332,000
                Thereafter                     5,568,000
                                             ___________
                    Total                    $33,035,000
                                             ___________
                                             ___________


    In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes.
Escalation  charges have been included in rental income.
For the three and six months ended June 30, 1996 and 1995, escalation charges amounted to $260,341 and $583,506 in 1996 and $502,839 and $868,576 in 1995, respectively.


                                      8 of 12

                               CORPORATE REALTY INCOME FUND I, L.P.
                                (A DELAWARE LIMITED PARTNERSHIP)
                                 NOTES TO FINANCIAL STATEMENTS
                                        JUNE 30, 1996
                                         (Unaudited)


4.  TRANSACTIONS WITH GENERAL PARTNERS AND AFFILIATES

    Fees incurred and reimbursable expenses for the three and six months ended June 30, 1996 are:


                                                      Three     Six
                                                     Months    Months
                                                    ________   _______
       Partnership management fees                 $ 63,602   $131,502
       Property management fees                     121,348    220,148
       Administration expenses                       65,851    100,273
       Leasing commissions                            -0-       75,645




5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest during the six months ended June 30, 1996 and 1995 amounted to $358,880 and $305,392, respectively.


                                      9 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1996.




LIQUIDITY AND CAPITAL RESOURCES
_______________________________

        At June 30, 1996, the Partnership had cash and working capital of approximately $300,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts.

        Except for approximately 20,000 square feet (half in Monterey Park, California and half in Oklahoma City), all of the Partnership's buildings are now fully leased. The Partnership does not anticipate expending any significant additional funds for tenant improvements during 1996.

        The Partnership expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of $8,800,000. The lender, Pittsburgh National Bank, has extended the maturity date of the subject loan from March 31, 1996 until
September 31, 1996.   In addition, the Partnership has signed a commitment
letter with Fleet Bank, N.A. under which Fleet Bank would lend the Partnership up to $24,000,000 to be used to refinance the existing Pittsburgh National Bank loan and to acquire additional properties. The Fleet Bank loan will be for a period of four years and bear interest, at the Partnership's choice, of either LIBOR plus 2.25% or prime plus 0.50%. It is anticipated that this loan will be funded on or about September 1, 1996.

RESULTS OF OPERATIONS
_____________________

        Rental revenues in the first half of 1996 decreased from 1995 as a result of lower rents on the leases that expired in late 1995 and were renewed at current market rates. All expenses (except interest) in the first half of 1996 increased from 1995, reflecting a shift of several leases from net leases (under which the tenant pays the expenses) to gross leases (under which the landlord pays the expenses).



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



                                CORPORATE REALTY INCOME FUND I, L.P.
                                  (Registrant)


Date: August 12,  1996          By:Robert F. Gossett, Jr.
                                   _____________________
                                   President, Director



Date:  August 12, 1996          By:Pauline G. Gossett
                                   __________________
                                   Secretary


                                      12 of 12

                        CORPORATE REALTY INCOME FUND I, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)


                          ARTICLE 5 OF REGULATION S-X
This schedule contains summary financial information extracted from registrant's audited financial statements as at and for the year ended December 31, 1995 and unaudited financial statements as at and for the six months ended June 30, 1996 and 1995 and is qualified in its entirety by reference to such financial statements.



                                 June 30,       December 31,
                                   1996             1995
                                _________        __________
                               (Unaudited)

Cash                              $273,453       $397,432
Securities                               0              0
Receivables                         29,146        437,191
Allowances                               0              0
Inventory                                0              0
Current Assets                     435,556        927,083
PP&E                            85,280,593     85,042,580
Accumulated Depreciation        17,198,567     15,974,431
Total Assets                    72,881,459     74,415,351
Current Liabilities              1,356,655      1,737,402
Bonds                            8,800,000      7,800,000
Preferred-Mandatory                      0              0
Preferred                                0              0
Common                          62,724,804     64,877,949
Other-SE                                 0              0
Total Liabilities and Equity    72,881,459     74,415,351

FOR THE SIX MONTHS ENDED          JUNE 30,       JUNE 30,
                                    1996           1995
                                  ________      _________
Sales                           $3,867,694     $4,368,227
Total Revenue                    3,925,965      4,394,628
CGS                                      0              0
Total Costs                      3,062,317      2,950,464
Other Expenses                     371,346        163,854
Loss Provision                           0              0
Interest Expense                   358,880        367,142
Income PreTax                      133,422        913,168
Income Tax Expense                       0              0
Income Continuing                  133,422        913,168
Discontinued                             0              0
Extraordinary                            0         27,682
Changes                                  0              0
Net Income                         133,422        940,850
EPS-Primary                           0.04           0.30
EPS-Diluted                           0.04           0.30


                                      13 of 12