Form 10-Q
period 1996-09-30
CORPORATE REALTY INCOME FUND I L P
filed 1996-11-14
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                          FORM 10-Q


 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

          For the transition period from                to
                                        ----------------  ------------------


Commission file number 0-15796


                    Corporate Realty Income Fund I, L.P.
               ------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                   13-3311993
-----------------------                    ----------------
(State of organization)                    (I.R.S. Employer
                                            identification No.)


406 East 85th Street, New York, New York     10028
----------------------------------------     --------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code (212) 794-3292
                                                   --------------

-------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
    --   ----

                                1 of 12

        CORPORATE REALTY INCOME FUND I, L.P.
         (a Delaware limited partnership)


                                                                          Index
                                                                          -----


                                    Page No.
                                    --------

Part I     Financial information                                            3


           Balance Sheets --
           September 30, 1996 and December 31, 1995                         4

           Statements of Operations --
           For the three months ended September 30, 1996 and 1995           5

           Statements of Operations --
           For the nine months ended September 30, 1996 and 1995            6

           Statements of Cash Flows --
           For the nine months ended September 30, 1996 and 1995            7

           Notes to the Financial Statements                                8

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10

           Other information                                               11

           Signatures                                                      12

                                2 of 12

                 PART I.  FINANCIAL INFORMATION


Item I.      Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                3 of 12

                       CORPORATE REALTY INCOME FUND I, L.P.
                         (A DELAWARE LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                      SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                                 SEPTEMBER 30,     DECEMBER 31,
                                                    1996             1995
                                                   --------        ---------
                                                  (Unaudited)
ASSETS
Real estate, at cost:
  Land                                             $13,598,425     $13,598,425
  Buildings and improvements                        71,977,094      71,444,155
                                                    85,575,519      85,042,580
  Less accumulated depreciation                     17,810,635      15,974,431
                                                    67,764,884      69,068,149
Cash and short-term investments at cost,
  which approximates market value                      999,080         397,432
Accounts receivable                                     29,146         437,191
Note receivable                                         12,185          17,694
Step rent receivables                                2,803,594       2,784,802
Deferred charges, net of accumulated
  amortization of $21,937 in 1995                      711,147           7,313
Lease commissions, net of accumulated amortization
  of 1,249,602 in 1996 and $1,007,199 in 1995        1,567,689       1,628,004
Deposits                                                33,142          33,142
Other assets                                            62,381          41,624
                                                   -----------     -----------
  Total assets                                     $73,983,248     $74,415,351
                                                   ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loan payable                              $11,200,000     $ 7,800,000
Accounts payable and accrued expenses                  581,101       1,457,029
Due to affiliates                                      (47,812)        (44,788)
Other liabilities                                      639,554         325,161
                                                   -----------     -----------
  Total Liabilities                                 12,372,843       9,537,402
                                                   -----------     -----------
Partners' Capital:
  General partners:
     Capital contributions                               1,000           1,000
     Net income                                        375,442         373,356
     Cash distributions                               (484,896)       (456,581)
                                                    ----------      ----------
                                                      (108,454)        (82,225)
                                                    ----------      ----------

Limited partners: ($25 per unit; 4,000,000 units
  authorized, 3,067,290 and 3,127,484 issued and
  outstanding in 1996 and 1995 respectively)
  Capital contributions, net of offering costs      72,635,937      73,276,650
  Net income                                        37,168,590      36,962,115
  Cash distributions                               (48,085,668)    (45,278,591)
                                                  ------------     -----------
                                                    61,718,859      64,960,174
                                                  ------------     -----------
     Total partners' capital                        61,610,405      64,877,949
                                                  ------------     -----------
     Total liabilities and partners' capital      $ 73,983,248     $74,415,351
                                                  ------------     -----------
                                                  ------------     -----------



         See accompanying notes to financial statements.


                                4 of 12

               CORPORATE REALTY INCOME FUND I, L.P.
                 (A DELAWARE LIMITED PARTNERSHIP)
                     STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited)


                                                   1996           1995
                                                  ------         ------
Income:
 Rental                                          $2,069,740    $2,252,474
 Interest and other income                              148       188,220
                                                  ---------     ---------
                                                  2,069,888     2,440,694
                                                  ---------     ---------
Expenses:
 Interest                                           194,590       184,762
 Depreciation                                       612,068       584,064
 Amortization                                        80,801        77,136
 Property operating                                 771,762       729,701
 Management fees                                    169,867       191,316
 General and administrative                         165,661       257,540
                                                  ---------     ---------
                                                  1,994,749     2,024,519
                                                  ---------     ---------

Net income                                        $  75,139    $  416,175
                                                  ---------    ----------
                                                  ---------    ----------

Net income allocated:
 To the general partners                            $   752      $  4,162
 To the limited partners                             74,387       412,013
                                                    -------     ---------

                                                    $75,139      $416,175
                                                    -------     ---------
                                                    -------     ---------


Net income per unit of limited partnership interest   $0.02         $0.13
                                                      -----         -----
                                                      -----         -----




         See accompanying notes to financial statements.


                                5 of 12


                CORPORATE REALTY INCOME FUND I, L.P.
                 (A DELAWARE LIMITED PARTNERSHIP)
                     STATEMENTS OF OPERATIONS
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (Unaudited)



                                                   1996         1995
                                                ----------   ----------
Income:
   Rental                                       $5,937,434   $6,620,701
   Interest and other income                        58,419      214,621
                                                 ---------    ---------
                                                 5,995,853    6,835,322
                                                 ---------    ---------

Expenses:
   Interest                                        553,470      551,904
   Depreciation                                  1,836,204    1,752,192
   Amortization                                    249,716      236,283
   Property operating                            2,089,378    2,088,234
   Management fees                                 521,517      455,972
   General and administrative                      537,007      421,394
                                                 ---------    ---------
                                                 5,787,292    5,505,979
                                                 ---------    ---------

Net income from real estate operations             208,561    1,329,343

Gain on sales of marketable securities                  --       27,682
                                                   -------       ------


Net income                                        $208,561   $1,357,025
                                                  --------   ----------
                                                  --------   ----------

Net income allocated:
   To the general partners                        $  2,086   $   13,570
   To the limited partners                         206,475    1,343,455
                                                  $208,561   $1,357,025
                                                  --------   ----------
                                                  --------   ----------




Net income per unit of limited partnership interest  $0.06        $0.43
                                                     -----        -----
                                                     -----        -----



            See accompanying notes to financial statements.


                                6 of 12

                 CORPORATE REALTY INCOME FUND I, L.P.
                   (A DELAWARE LIMITED PARTNERSHIP)
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
                              (Unaudited)


                                                     1996         1995
                                                  ---------    ---------

Cash flows from operating activities:
   Net income                                     $ 208,561    $1,357,025
                                                  ---------    ----------

   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
     Depreciation and amortization                2,085,920     1,988,475
     Gain on marketable securities                       --       (27,682)
     Changes in operating assets and liabilities:
     Decrease (increase) in:
       Accounts receivable                          408,045      (252,088)
       Notes receivable                               5,509         5,293
       Step rent receivables                        (18,792)     (272,133)
       Lease commissions                           (182,088)     (321,345)
       Deferred charges                            (711,147)      (67,461)
       Other assets                                 (20,757)      (12,835)
     Increase (decrease)in:
       Accounts payable and accrued expenses       (875,928)     (106,786)
       Due to affiliates                             (3,024)      (71,885)
       Other liabilities                            314,393       183,419
                                                  ---------     ---------
       Total adjustments                          1,002,131     1,044,972
                                                  ---------     ---------
     Net cash provided by operating activities    1,210,692     2,401,997
                                                  ---------     ---------

Cash flows from investing activities:
   Acquisition of real estate                      (532,939)     (183,864)
   Sales of marketable securities                        --       128,579
                                                    -------       -------
   Net cash provided by (used in)
   investing activities                            (532,939)      (55,285)
                                                    -------        ------
Cash flows from financing activities:
   Mortgage refinancing proceeds                  3,400,000            --
   Capital repurchase                              (640,713)   (  324,242)
   Cash distributions to partners                (2,835,392)   (2,909,090)
                                                  ---------     ---------
   Net cash used in financing activities            (76,105)   (3,233,332)
                                                  ---------     ---------

Net increase in cash and short-term investments     601,648      (886,620)
Cash and short-term investments
at beginning of period                              397,432     1,291,972
                                                   --------     ---------
Cash and short-term investments at end of period $  999,080    $  405,352
                                                   --------     ---------
                                                   --------     ---------



            See accompanying notes to financial statements.



                                7 of 12

                 CORPORATE REALTY INCOME FUND I, L.P.
                   (A DELAWARE LIMITED PARTNERSHIP)
                    NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)


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

                                  Three Months Ended       Nine Months Ended
                                ----------------------  ----------------------
                                   1996       1995          1996        1995
                                ----------- ---------    ---------   ----------
Rental income received in cash  $2,063,476  $2,161,763   $5,918,642  $6,348,568
Step rent receivables                6,264      90,711       18,792     272,133
                                 ---------   ---------    ---------   ---------
Rental income recognized        $2,069,740  $2,252,474   $5,937,434  $6,620,701
                                 ---------   ---------    ---------   ---------
                                 ---------   ---------    ---------   ---------

3.       LEASES

         Minimum future rentals under noncancellable operating leases as of September 30, 1996 are as follows:

         Year ending December 31
         -----------------------
                                          1996       $ 1,483,000
                                          1997         6,741,000
                                          1998         6,247,000
                                          1999         5,981,000
                                          2000         5,332,000
                                          Thereafter   5,568,000
                                                     -----------
                                          Total      $31,352,000
                                                     -----------
                                                     -----------


         In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and nine months ended September 30, 1996 and 1995, escalation charges amounted to $380,445 and $963,951 in 1996 and $410,455 and $1,279,031 in 1995.



                                8 of 12

                CORPORATE REALTY INCOME FUND I, L.P.
                  (A DELAWARE LIMITED PARTNERSHIP)
                    NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996
                             (Unaudited)


4.       TRANSACTIONS WITH GENERAL PARTNERS AND AFFILIATES

         Fees earned and reimbursable expenses for the three and nine ended September 30, 1996 are:

                                                Three     Nine
                                                Months   Months
                                                ------   ------
         Partnership management fees           $65,751  $197,253
         Property management fees              104,116   324,264
         Administration expenses                25,914   126,187
         Leasing Commission                        ---    75,645


5.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Cash paid for interest during the nine months ended September 30, 1996 and 1995 amounted to $ 553,470 and $491,779, respectively.




                                9 of 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Liquidity and Capital Resources
-------------------------------

     At September 30, 1996, the Partnership had cash and working capital of approximately $1,000,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts.

     Except for approximately 20,000 square feet (half in Monterey Park, California and half in Oklahoma City) all of the Partnership's buildings are now fully leased. The Partnership does not anticipate expending any significant additional funds for tenant improvements during 1996.

       The Partnership expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. In September 1996 the Partnership refinanced its $8,800,000 mortgage from Pittsburg National Bank with a loan obtained from Fleet Bank which committed itself to lending the Partnership up to $24,000,000 for loan refinancing and acquisition of new properties. The Fleet Bank loan has a period of four years and bears interest, at the Partnership's choice, of either LIBOR plus 2.25% or prime plus 0.50%.

     On November 13, 1996, the Partnership signed a contract to purchase the fee interest in the land and building commonly known as 475 Fifth Avenue, New York, New York. This is a 240,000 square foot multi-tenant office building located at the southeast corner of Fifth Avenue and 41st Street in the borough of Manhattan. The purchase price is $26,492,000. The contract provides for a closing within 30 days and requires the Partnership to put up a $3,000,000 non-refundable good faith deposit. Prior to signing this contract the Partnership received from Fleet Bank an oral commitment (subject to satisfaction of customary closing conditions) to increase their current line-of-credit from $24,000,000 to $44,000,000. In addition the commitment provided for the increase in the front-end fee associated with the line-of-credit from 1.0% to 1.5% and a decrease in the interest rate from LIBOR plus 2.25% to LIBOR plus 2.00%. It is anticipated that proceeds from this line-of-credit will be used to fund the purchase of the above-mentioned property.


Results of Operations
---------------------

       Rental revenues in 1996 decreased from 1995 as the result of lower rents on the leases that expired in late 1995 and were renewed at current market rates. All expenses (except interest) in 1996 increased from 1995, reflecting a shift of several leases from net leases (under which the tenant pay the expenses) to gross leases (under which the landlord pays the expenses).



                                10 of 12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) No reports on Form 8-K were filed during the quarter in which this report is filed.



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



                                CORPORATE REALTY INCOME FUND I, L.P
                                  (Registrant)




Date:  November 15, 1996        By:      /s/Robert F. Gossett, Jr.

                                  ------------------------------------------
                                  Robert F. Gossett, Jr.
                                  Presidnet, Director





Date:  November 15, 1996        By:  /s/Paula G. Gossett

                                  -------------------------------------------
                                  Paula G. Gossett
                                  Treasurer, Vice President


                                12 of 12
