Form 10-K
period 1996-12-31
CORPORATE REALTY INCOME FUND I L P
filed 1997-04-07
CIK 785898

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10-K FILED ON APRIL 1, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 ---------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended December 31, 1996

                                       OR


| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number: 0-15796

                      CORPORATE REALTY INCOME FUND I, L.P.
             (Exact name of registrant as specified in its charter)

            Delaware                                             13-3311993
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      406 East 85th Street, NY, NY                                 10028
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (212) 794-3292

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                         which registered
-------------------                                         ----------------

     None                                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                Depositary Units of Limited Partnership Interest
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   |X|

Documents Incorporated by Reference in Part IV of this Form 10-K

     None.

                      CORPORATE REALTY INCOME FUND I, L. P.

                           Annual Report on Form 10-K

                                December 31, 1996

                                Table of Contents


                                                                          Page
                                                                          ----

                                      PART I.............................  1

Item 1.  Business........................................................  1

Item 2.  Properties......................................................  9

Item 3.  Legal Proceedings............................................... 13

Item 4.  Submission of Matters to a Vote of Security-
         Holders......................................................... 13

                                      PART II............................ 14

Item 5.  Market for Registrant's Securities and Related
         Security-Holder Matters......................................... 14

Item 6.  Selected Financial Data......................................... 15

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations................... 16

Item 8.  Financial Statements and Supplementary Data..................... 18

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure............................. 18

                                      PART III........................... 19

Item 10. Directors and Executive Officers of the
         Registrant...................................................... 19

Item 11. Executive Compensation.......................................... 20

Item 12. Security Ownership of Certain Beneficial Owners
         and Management.................................................. 21

Item 13. Certain Relationships and Related Transactions.................. 21

                                      PART IV............................ 23

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K............................................. 23

                                     PART I


Item 1. Business.

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

     Registrant's business consists of owning and leasing to others the properties described in Item 2 below. Starting in September 1996, Registrant leveraged its properties and used the financing proceeds to acquire additional commercial properties, as described below.

     On March 26, 1986, Registrant commenced an offering (the "Offering") of $80,000,000 of depositary units of limited partnership interest (the "Units"). Registrant terminated the Offering in September 1987, having issued 3,200,000 Units ($80,000,000) and received net proceeds from the Offering (after deduction for organization and offering expenses of $5,948,103) aggregating $74,051,897. Since the Offering, Registrant has invested aggregate funds in excess of $100,000,000 (including $40,000,000 of financing proceeds) in acquiring and improving its properties, which currently number seven.

     Rental revenue from the following tenants at Registrant's properties each accounted for more than 10% of Registrant's total rental revenue for each of the years ended December 31, 1994, 1995 and 1996:

     a. For 1994, The Austin Company ("Austin") as a tenant in the Austin Place Building (19%); James River Corporation of Nevada, Inc. ("James River") as a tenant in the James River Warehouse (20%); and Mesa Operating Limited Partnership ("Mesa") as assignee of Tenneco Oil Company ("Tenneco"), the tenant under the original lease for the Marathon Oil Building (24%). In addition, in 1994, Registrant received cash in the aggregate amount of $3,657,374 from the redemption and sale of securities issued by National Gypsum Company ("Gypsum"), a tenant in the Austin Place Building, pursuant to Gypsum's bankruptcy reorganization plan. Registrant realized gain on Gypsum securities in the amount of $930,750, which amount, if included in rental revenue, would have approximated 11% of total rental revenue.

     b. For 1995, GTE Directories Corporation ("GTE") as tenant for the Directory Building (16%); Austin as a tenant in the Austin Place Building (16%); James River as tenant in the James River Warehouse (16%); and Mesa, the tenant under the original lease to Tenneco for the Marathon Oil Building (20%).

     c. For 1996, GTE as tenant for the Directory Building (25%); Austin as a tenant in the Austin Place Building (29%); and James River as tenant in the James River Warehouse (16%).

     In 1996, Registrant first extended and increased its secured, revolving line of credit and then replaced such financing with a new first mortgage line-of-credit loan, the proceeds of which were used to finance the purchase of an office building in New York, New York. In February and March, 1997, Registrant sold the James River Warehouse and used the proceeds from such sale to purchase an office building in San Antonio, Texas.

     In March 1996, Registrant obtained an extension of its secured credit line from PNC Bank, N.A., to September 30, 1996, and a $2,000,000 increase in the maximum principal amount of such credit facility (to $9,800,000). Registrant paid a loan fee in the amount of $24,500 in connection with this transaction. This loan bore interest at a variable rate equal to one-half percent (0.5%) above the lender's prime rate and required monthly payments of interest only. The PNC Bank loan was secured by a first mortgage lien on the GE Medical Systems Office Building, the Directory Building, the Austin Place Building, and the James River Warehouse and a negative pledge agreement (an agreement not to sell or encumber without the lender's consent) with respect to the Flatiron Building and the Marathon Oil Building.

475 Fifth Avenue

     On December 6, 1996, Registrant purchased the land, building and other improvements commonly known as 475 Fifth Avenue, and situated in New York, New York, from Metropolitan Life Insurance Company ("Met Life"), pursuant to the terms of a Sale Agreement dated as of November 13, 1996. The property contains a multi-tenant office building comprised of approximately 240,000 square feet and is located on the southeast corner of 41st Street and Fifth Avenue in New York City; Registrant owns fee title to 475 Fifth Avenue, subject to the lien of the Fleet Bank loan, described below.

     475 Fifth Avenue is a 24-story office building with approximately 20,000 square feet of retail space on the first floor, 210,400 square feet of office space, and 4,400 square feet of basement space. As of March 6, 1997, approximately 86% of the rentable square footage in the building was leased (including approximately 86% of the office space, 85% of the retail space, and 54% of the basement space), at an average current base rent of approximately $24.55 per square foot (approximately $22.37 per square foot of office space and $50.86 per square foot of retail space). Following is a schedule of the expirations of such leases.



c:\crif\10-K.97

================================================================================
                                                                Avg. Current
Expiration           Approximate                                Base Rent/
Year                 Square Feet       % of Total                Sq. Ft.
--------------------------------------------------------------------------------
1997                   25,075            10.7%                   $23.90
--------------------------------------------------------------------------------
1998                   55,750            23.7%                   $18.02
--------------------------------------------------------------------------------
1999                    7,740             3.3%                   $16.47
--------------------------------------------------------------------------------
2000                    7,375             3.1%                   $23.34
--------------------------------------------------------------------------------
2001                   21,300             9.1%                   $27.31
--------------------------------------------------------------------------------
2003                    1,780             0.8%                   $32.00
--------------------------------------------------------------------------------
2004                   40,925            17.4%                   $27.66
--------------------------------------------------------------------------------
2005                   24,470            10.4%                   $34.71
--------------------------------------------------------------------------------
2006                   14,825             6.3%                   $24.95
--------------------------------------------------------------------------------
2007                    2,085             0.9%                   $23.00
--------------------------------------------------------------------------------

================================================================================


     Registrant intends to seek increases in rental income from 475 Fifth Avenue by leasing vacant space, attempting to convert some office space to additional retail space, and upgrading the building's facilities and appearance. Over the next five years, Registrant expects to refurbish the lobby, upgrade the heating and electrical systems, replace the windows, and repair the roof and exterior facade. The cost of such improvements and necessary tenant improvements is expected to aggregate approximately $2,000,000 over such five-year period. Registrant expects to initially fund such improvements from working capital and loan drawdowns, and eventually from anticipated increased rental income from the building.

     475 Fifth Avenue is situated in the Grand Central district of the New York City midtown market. Such district includes 84 buildings with approximately 49,800,000 aggregate rentable square feet, of which approximately 13.6% is currently vacant. Asking rents in this district average approximately $35.50 per square foot. The entire midtown market includes 261 buildings with approximately 165,800,000 aggregate rentable square feet, an approximate 11.9% vacancy rate, and average asking rents of approximately $37.40 per square foot. Registrant expects asking rents of approximately $27.75 (including electric charges) per square foot for 475 Fifth Avenue.

     The purchase price paid by Registrant for 475 Fifth Avenue, including capitalized closing and related costs, was $27,439,998. The purchase price was paid as follows: (i) the sum of $3,000,000.00 was paid as a downpayment prior to closing; (ii) the

c:\crif\10-K.97
amount of $77,025.00 was credited to the purchase price in consideration of Registrant indemnifying Met Life against a pending action in New York Supreme Court; and (iii) the balance of $24,362,973.00 was paid at closing. The purchase price was financed from proceeds of a first mortgage loan from Fleet Bank, National Association, as described below.

     The $27,439,998 purchase price for 475 Fifth Avenue has been allocated $5,488,000 to the land and $21,951,998 to the building and improvements.

Fleet Bank Loan

     On September 26, 1996, Registrant obtained a first mortgage line-of-credit loan (the "Loan") from Fleet Bank, National Association (the "Bank") in the initial maximum amount of $24,000,000. On such date, Registrant borrowed $11,200,000 under the Loan and simultaneously satisfied in full the existing $9,800,000 secured, revolving line-of-credit loan made by PNC Bank, N.A. The balance of proceeds borrowed by Registrant on such date were used to fund the Bank's front-end fee, a broker's commission, and other closing costs and to provide approximately $500,000 in working capital.

     On November 13, 1996, Registrant borrowed an additional $3,000,000 under the Loan to fund the downpayment made to Met Life upon execution of the Sale Agreement for the purchase of 475 Fifth Avenue. On December 6, 1996, the terms of the Loan were amended, including an increase in the maximum loan facility to $44,000,000, and the amount borrowed was increased to $40,000,000 to fund Registrant's purchase of 475 Fifth Avenue and to pay additional front-end fees, broker's commission, and closing costs. On March 17, 1997, the terms of the Loan were further amended to add the Alamo Towers in San Antonio, Texas as a project securing the Loan (see "Alamo Towers" below in this Item 1). As of March 26, 1997, the outstanding principal balance of the Loan was $39,715,200.

     The Loan is evidenced by a Secured Promissory Note, a Loan Agreement, an Environmental Compliance and Indemnification Agreement, a First Amendment of Loan Agreement and Note, and a Second Amendment of Loan Agreement (collectively, the "Loan Agreements"). The Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on and from each of Registrant's properties, including the improvements, equipment, furnishings, proceeds, books and records, and all payments related thereto, which consists of the following seven properties: the GE Medical Systems Office Building; the Directory Building; the Austin Place Building; the Flatiron Building; the Marathon Oil Building; 475 Fifth Avenue; and the Alamo Towers.

     The Loan matures on September 24, 2000 and the Bank is not required to fund any advances after September 30, 1999. The Loan requires payment of a front-end fee in an amount equal to one and one-half percent (1.5%) of the amount of the total loan commitment,


c:\crif\10-K.97
which amounts have aggregated $660,000 to date. In addition, commencing March 26, 1997 and thereafter for each six month period ending September 30 and March 31, Registrant must pay an unused loan commitment fee equal to one-half percent (0.5%) of the difference between the average maximum loan commitment for the period and the average outstanding principal balance of the Loan for such period.

     The Loan bears interest on each advance of funds from the date of such advance at the Bank's Peg Rate, plus one-half percent (0.5%) per annum or, if Registrant so chooses, at the LIBOR rate (offered rates for Eurodollar deposits) or other market rate offered to the Bank (any such rate, a "Fixed Rate"), plus two percent (2.0%) per annum. The Peg Rate is the rate announced from time to time by the Bank as a means of pricing some of its loans to customers (not necessarily the lowest rate actually charged to any customer class or category). Registrant may elect to pay interest based on a Fixed Rate on the whole or a portion of the outstanding principal amount, upon notice to the Bank, but only in amounts of at least $1,000,000 and in additional integral multiples of $100,000. As of March 26, 1997, the Peg Rate was 8.5% (interest using this rate would be at 9.0%) and the 180-day Fixed Rate was 5.9% (interest using this rate would be at 7.9%). The aggregate outstanding balance of the Loan as of March 26, 1997 bears interest at rates ranging from 7.4375% (on $28,627,200) to 8.0% (on $10,950,000) to 9.0% (on $138,000), all but the last of which reflect Registrant's election to base interest on LIBOR rates.

     The Loan requires monthly payments of interest plus principal payments equal to 1/500th of the then outstanding principal balance. The Loan may be prepaid at any time, on notice, in whole or in part (a minimum of $1,000,000 and additional integral multiples of $100,000). Any such prepayment will be without premium or penalty with respect to funds bearing interest based on the Peg Rate or, if the prepayment is made on the last day of the applicable interest period, with respect to funds bearing interest based on a Fixed Rate; however, a prepayment at any other time of funds bearing interest based on a Fixed Rate will require payment of a breakage fee, which guarantees the Bank a fixed rate yield maintenance tied to United States Treasury obligations for the period from the date of prepayment to the end of the applicable interest period. Amounts repaid to the Bank may be reborrowed by Registrant provided, however, that amounts repaid in monthly amortization payments and amounts repaid on account of 475 Fifth Avenue may not be reborrowed.

     Any payments not received by the Bank within 10 days after the due date will incur a late charge equal to four percent (4%) of the amount of such payment. Overdue amounts, whether at maturity, by acceleration, or otherwise will bear interest at a rate equal to four percent (4%) above the otherwise applicable interest rate.

     The Loan Agreements contain continuing covenants regarding Registrant's financial condition and the conduct of its operations. Registrant's debt service coverage ratio (the ratio of cash from


c:\crif\10-K.97
operations to a constant loan amortization payment) cannot be less than 1.40 to
1.0 and its loan to value ratio (the ratio of the outstanding principal balance of the Loan to the appraised value of its properties) cannot exceed fifty-five percent (55%). In addition, Registrant must maintain a liquid net worth (cash, short-term investments, and marketable securities) of at least $2,000,000. The Loan Agreements also provide that Registrant may distribute to its partners up to 90% of the sum of its operating net income plus depreciation and amortization. Registrant must also obtain the Bank's consent, not to be unreasonably withheld or delayed, to any lease of 10,000 or more rentable square feet (5,000 square feet for 475 Fifth Avenue and Alamo Towers).

     The Bank's mortgage lien against any of Registrant's properties will be released only upon payment of an amount equal to 110% of the loan amount allocated to such property. In addition, such lien will be released only if Registrant's remaining properties satisfy the debt service coverage ratio and loan to value ratio.

     Upon the occurrence of an event of default under the Loan Agreements (which includes the failure to make any payment within 10 days of the due date thereof and a failure to comply with its financial covenants which continues for 60 days), the Bank may enforce one or more of its remedies, including the right to
(i) declare all principal and interest on the Loan to be due and payable immediately, (ii) require any or all of Registrant's properties (including all equipment, fixtures, agreements, and other rights and interests relating thereto) to be sold at auction to the highest bidder, and (iii) collect any and all rents from the properties.

     Registrant has also agreed to indemnify and hold harmless the Bank and its officers, directors, employees, agents, representatives, contractors and subcontractors, and their respective successors and assigns from and against any and all claims, liability, costs, and expenses arising out of the presence and/or clean-up of hazardous materials on or affecting Registrant's properties.

James River Warehouse

     On February 28, 1997, Registrant sold the land, buildings, and other improvements commonly known as the James River Warehouse, and situated in Woodland, California, to Pacific Gulf Properties, Inc., pursuant to the terms of a Purchase and Sale Agreement dated as of February 5, 1997, as amended on February 21, 1997. The James River Warehouse contains approximately 570,000 net rentable square feet, is used for general warehousing, distribution, and office purposes, and is net leased to James River Corporation of Nevada, Inc.

     The sale price for the James River Warehouse was $12,875,000, exclusive of closing costs and commissions aggregating approximately $225,313 which were paid by Registrant. The purchase price was paid as follows: (i) the sum of $300,000.00 was paid as


c:\crif\10-K.97
an earnest money deposit prior to closing; (ii) the amount of $131,998.00 was credited to the purchase price on account of deferred maintenance required for the property; and (iii) the balance of $12,443,002.00 was paid at closing.

     Registrant acquired the James River Warehouse in October 1987 for a purchase price of approximately $14,551,456, inclusive of acquisition fees. At the time of its sale, Registrant had a tax basis of approximately $11,500,000 in this property and resulting gain for tax purposes of approxmately $1,000,000. The net proceeds of the sale of the James River Warehouse have been reinvested in the Alamo Towers property described below.

Alamo Towers

     On March 17, 1997, Registrant purchased the land, building and other improvements commonly known as the Alamo Towers, and situated in San Antonio, Texas, from St. Paul Properties, Inc. pursuant to the terms of a Purchase and Sale Agreement dated as of January 28, 1997 and amended on February 19, 1997. The Alamo Towers contains a multi-tenant office building comprised of approximately 196,000 square feet. Registrant owns fee title to the Alamo Towers, subject to the lien of the Loan.

     The Alamo Towers is a 9-story office building with approximately 195,000 square feet of office space and 900 square feet of basement space. As of February 18, 1997, approximately 75% of the rentable square footage in the Alamo Towers was leased, at an average current base rent of approximately $11.93 per square foot. Additional space aggregating approximately 9% of the rentable square footage was used by the prior owner as non-rented offices for its own use, which space will be largely available to Registrant for leasing. Following is a schedule of the expirations of such leases.

================================================================================
                                                              Avg. Current
Expiration          Approximate                                Base Rent/
Year                Square Feet           % of Total            Sq. Ft.
--------------------------------------------------------------------------------
1997                   28,632               14.6%               $10.45
--------------------------------------------------------------------------------
1998                   11,824                6.0%               $11.40
--------------------------------------------------------------------------------
1999                   41,860               21.4%               $12.35
--------------------------------------------------------------------------------
2000                   29,167               14.9%               $13.10
--------------------------------------------------------------------------------
2001                   29,045               14.8%               $11.90
--------------------------------------------------------------------------------
2004                    6,889                3.5%               $11.50
--------------------------------------------------------------------------------

================================================================================


c:\crif\10-K.97

     Registrant does not expect the property to require significant expenditures for capital improvements over the next five years.

     The San Antonio office market includes approximately 18,300,000 aggregate rentable square feet, of which approximately 12% is currently vacant. Asking rents in this market range from approximately $12-$15 per square foot. The north-central San Antonio market includes approximately 3,450,000 aggregate rentable square feet, of which approximately 10% is vacant and for which asking rents range from approxmately $13 to $15 per square foot.

     The purchase price paid by Registrant for the Alamo Towers, including capitalized closing and related costs, was $12,002,375. The purchase price was paid as follows: (i) the sum of $200,000.00 was paid as a deposit prior to closing; and (ii) the balance of $11,802,375.00 was paid at closing. The purchase price was financed from proceeds of the sale of the James River Warehouse, as described above.

     The $12,002,375 purchase price for the Alamo Towers has been allocated $2,840,000 to the land and $9,162,375 to the building and improvements.

Financing Policies

     The General Partners expect to approximate Registrant's original intention of a loan to value ratio of 50%. Accordingly, it is expected that Registrant's total borrowings will approximate 50% of the sum of (i) the appraised values of its five remaining original properties plus (ii) the purchase price of additional properties acquired by Registrant. Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties. As of March 17, 1997, Registrant had a loan to value ratio of approximately 47% to 52%.

     The Loan has enabled Registrant to acquire additional properties, but has increased the risk of loss on its properties. To be profitable, Registrant's properties must generate cash flow in amounts sufficient to not only cover operating expenses but also to pay all financing costs.

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


c:\crif\10-K.97

Competition

     The Directory Building is fully leased to a single tenant on a net lease or substantially equivalent basis and does not face competition from other properties during the terms of such lease. The Austin Place Building and the Flatiron Building are also currently fully leased. However, upon termination of these and any other leases, and for any of Registrant's other properties, Registrant does, and will continue to, compete with other properties for tenants. Depending upon market conditions and occupancy rates at the time and place of any vacancies in Registrant's properties, there is currently and there may be, in the future, intense competition in obtaining tenants to fill such vacancies. Furthermore, such competition has resulted and may result, because of reduced rental rates and required concessions to tenants, in decreases in the rental revenue received by Registrant and capital outlays necessary to fund tenant improvements. See Item 2 - "Properties" for a discussion of market conditions in the areas in which Registrant currently competes for tenants.

Employees

     Registrant currently employs six persons, which number is expected to increase to 14 within the next month as a result of the acquisition of the Alamo Towers. The business of Registrant is managed by the General Partners. See Item 10 - "Directors and Executive Officers of the Registrant" and Item 13 - "Certain Relationships and Related Transactions."

Item 2. Properties.

GE Medical Systems Office Building

     On July 10, 1986, Registrant acquired the GE Medical Systems Office Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees. Registrant owns fee title to the GE Building and its 90,000 square feet of underlying land, subject to the lien of the Loan (See
Item 1. - "Business-Fleet Bank Loan"). The property was built in 1985 and contains 20,250 net rentable square feet, of which approximately 60% is office space and the remainder is warehouse space. General Electric Company ("GE") leases 10,600 square feet in the building, on a net lease basis, until October 31, 2000. Annual net rent is $95,400 ($9.00 per square foot); GE also reimburses Registrant for its proportionate share of operating expenses. In 1996, Registrant reimbursed GE approximately $125,000 for tenant improvements necessitated by GE's decision to vacate the other 9,650 square feet in the building. Registrant is seeking a tenant for the vacant portion (47.7%) of the property. The building contains an unusually high percentage of office space for a mixed use property, but Registrant prefers to avoid reconfiguring the space, both to avoid the construction cost and to obtain the higher rent for office space.


c:\crif\10-K.97

     Market conditions in the Monterey Park area have improved recently but still have declined from those prevailing at the time GE executed its initial lease for the building. The vacancy rate for commercial properties in such area approximates 17% to 18% for office buildings and 6% to 7% for industrial space. The GE Building is situated next to a 200,000 square foot Public Storage facility which, like the GE Building, consists of a front office with warehouse space in the rear. Such facility is currently 92% occupied; rents approximate $8.50 per square foot. Rents for mixed office/warehouse space in this area generally approximate $7.50 to $8.25 per square foot. Registrant can expect to fund tenant improvements and leasing commissions in connection with leasing any vacant space in the GE Building. Such expenditures are expected to be funded out of working capital or, if necessary, out of loan proceeds. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

The Directory Building (formerly, the IBM Building)

     On October 27, 1986, Registrant acquired the Directory Building, located in Las Colinas, Texas, for a purchase price of $24,580,375, inclusive of acquisition fees. Registrant owns fee title to the Directory Building and its
6.67 acres of underlying land, subject to the lien of the Loan. The Directory Building was built in 1982 and contains approximately 152,100 net rentable square feet (reduced from 154,300 square feet during IBM's tenancy).

     The building is 100% leased to GTE pursuant to a lease dated as of April 20, 1994, as subsequently amended by amendments dated as of July 29, 1994 and as of February 22, 1995. The initial term of the lease expires on September 30, 2000, subject to a five-year renewal option at a rate equal to 95% of the then market rate.

     The amended lease requires approximate monthly rent of $167,500 through August 31, 1997; and $173,800 from September 1, 1997 through September 30, 2000. GTE must also pay additional rent equal to excess electric charges and operating expenses over base levels.

     In connection with the GTE lease, Registrant has expended approximately $2,628,000 for tenant improvements.

     The Las Colinas office market includes approximately 11,860,000 leasable square feet, of which approximately 95% was leased as of December 31, 1996. Weighted average rental rates for such properties approximate $19.50 per square foot.

Austin Place Building

     On December 30, 1986, Registrant acquired the Austin Place Building, a two-wing office building located in South Plainfield, New Jersey, for a purchase price of approximately $16,473,000, inclusive of acquisition fees. Registrant owns fee title to the

c:\crif\10-K.97

Austin Place Building and its underlying five acres of land, subject to the lien of the Loan. The property was built in 1986 and contains approximately 105,000 net rentable square feet for use as a multi-tenant facility (reduced from 108,000 square feet as a single tenant facility).

     As of March 15, 1997, the property is fully leased, with 45,700 square feet leased to Austin (as discussed below) and the remainder at an average current rent of approximately $17.20 per square foot. Such other leases expire on June 30, 1997 (approximately 4,100 square feet), February 1998 (approximately 17,300 square feet), December 2000 (approximately 17,900 square feet), and May 31, 2007 (approximately 21,650 square feet). South Plainfield is included in the Route 287 submarket (approximately 6,900,000 square feet of which 17% is vacant), the Somerset County area (approximately 10,260,000 square feet, of which 15% is vacant), and the Central New Jersey Profit Center (approximately 45,840,000 square feet, of which 15% is vacant). Average rents for office space in such area approximate $17.50 to $18.45 per square foot. Registrant has expended approximately $2,205,000, including approximately $10,000 in 1996, for tenant improvements on the space originally leased to Gypsum.

     Austin's lease is for 45,700 square feet and expires on December 31, 2001. It requires monthly rent payments of $92,009, adjusted to reflect consumer price index changes. Austin's lease also requires it to pay Registrant an amount equal to the operating costs of its allocable share of the property. Austin has vacated its space but has continued to make its lease payments in full. Austin has approached Registrant to discuss terminating its lease; because Austin's lease requires rent payments at a rate which is approximately 75% above prevailing rates, Registrant would require a substantial payment from Austin to terminate such lease. Any such payment would be used to fund tenant improvements and offset lower rents from any replacement leases.

The James River Warehouse (formerly, the Crown Zellerbach Warehouse)

     On February 28, 1997, Registrant sold the James River Warehouse (formerly, the Crown Zellerbach Warehouse). See Item 1 - "Business-James River Warehouse."

Flatiron Building (formerly, the Cadnetix Building)

     On January 5, 1988, Registrant acquired the Flatiron Building, located in Flatiron Industrial Park, Boulder, Colorado, for $9,003,085, inclusive of acquisition fees. Registrant owns fee title to the Flatiron Building and its 5 acres of underlying land, subject to the lien of the Loan. The property contains approximately 96,070 net rentable square feet for use as a multi-tenant facility (reduced from 102,000 square feet as a single tenant facility).


c:\crif\10-K.97

     As of March 15, 1997, Registrant has rented all available space in the building to various tenants pursuant to leases providing for an average current rent of approximately $9.05 per square foot (exclusive of expenses). Such leases expire in 1997 (approximately 3,370 square feet), in 1998 (approximately 81,880 square feet), and in 2001 (approximately 10,820 square feet). Market conditions in the Boulder area remain favorable for owners of commercial buildings. The market for the Boulder area contains approximately 6.5 million square feet of commercial space of which approximately 5% is vacant. Average rents for office space in such area range from approximately $8.50 to $12.00 per square foot, exclusive of expenses. Registrant has expended approximately $455,000, none of which was in 1996, for tenant improvements for the Flatiron Building.

Marathon Oil Building (formerly, the Tenneco Building)

     On March 21, 1988, Registrant acquired the Marathon Oil Building (formerly, the Tenneco Building), an office building located in Oklahoma City, Oklahoma, for approximately $10,736,200, inclusive of acquisition fees. Registrant owns fee title to the Marathon Oil Building with its 6.1 acres of underlying land, subject to the lien of the Loan. The property contains 90,925 net rentable square feet on two floors, plus a 10,016 square foot basement.

     Marathon and its affiliate, Delhi Gas Pipeline Corporation ("Delhi"), lease 62,625 square feet (including 4,344 in the basement) and 24,704 square feet (including 567 in the basement), respectively, in the building. Marathon's lease expires in 2001, subject to two five-year renewal options; Delhi's lease expires in 1998, with an option to extend for three additional years.

     Annual rent under such leases is approximately $750,600 ($8.75 per square foot, plus $6.00 per square foot for basement space). Marathon and Delhi must also pay additional rent equal to their proportionate share of any increases in operating costs of the building after 1996. Registrant funded tenant improvements of approximately $350,000 for Marathon and Delhi in 1996.

     Registrant leased approximately an additional 5,600 square feet in the building in January 1997 for a five-year term at a rent of $11.00 per square foot. The remaining space (approximately 3.2% of the office space, plus approximately 51% of the basement) is vacant and Registrant is seeking a tenant for such space.

     Market conditions in the northwest section of Oklahoma City have recently improved, although they have declined from those prevailing at the time Tenneco executed its lease for the building. Such market contains approximately 4.8 million square feet of commercial space of which approximately 8% is vacant. Average rents for commercial space range from $9.00 to $17.00 per square foot. Registrant has incurred tenant improvements of approximately $71,000 in 1997 and can expect to fund tenant improvements and leasing commissions in connection with leasing any remaining vacant

c:\crif\10-K.97
space in the Marathon Oil Building. Such expenditures are expected to be funded out of working capital or, if necessary, out of loan proceeds. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

475 Fifth Avenue

     On December 6, 1996, Registrant acquired 475 Fifth Avenue in New York, New York. See Item 1 - "Business - 475 Fifth Avenue."

Alamo Towers

     On March 17, 1997, Registrant acquired the Alamo Towers in San Antonio, Texas. See Item 1 - "Business-Alamo Towers."

Item 3. Legal Proceedings.

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


c:\crif\10-K.97

                                     PART II

Item 5. Market for Registrant's Securities and Related Security- Holder Matters.

     The Units of Registrant are not traded in any established public trading market. Because of certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as described below, the General Partners have not applied to include the Units for quotation or listing on any national or regional stock exchange or any other established securities market.

     The General Partners have adopted a Unit Repurchase Plan, pursuant to which Registrant may, in its discretion, purchase outstanding Units. Any such purchases are made at prices no higher than the lowest current independent offer quotation. During 1996, Registrant repurchased 84,778 Units at a price of $10.75 per Unit.

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



c:\crif\10-K.97

     As of March 25, 1997, there were 3,068 Unitholders of record.

     The following represents per Unit cash distributions to investors for the fiscal years ended December 31, 1996 and 1995.

                              Distribution
Quarter Ended                 Per Unit            Payment Date
-------------                 --------            ------------

December 31, 1996             $   0.30            February 1997

September 30, 1996            $   0.30            November 1996

June 30, 1996                 $   0.30            August 1996

March 31, 1996                $   0.30            May 1996

December 31, 1995             $   0.30            February 1996

September 30, 1995            $   0.30            November 1995

June 30, 1995                 $   0.30            August 1995

March 31, 1995                $   0.30            May 1995


     There are no material legal restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Agreement of Limited Partnership, as amended through the date of this report. However, the Loan Agreements limit distributions to 90% of the sum of cash from operations, depreciation and amortization. See, however, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of economic conditions affecting Registrant's ability to make distributions in the future.

Item 6. Selected Financial Data.

                                        Year Ended          Year Ended          Year Ended          Year Ended          Year Ended
                                        December 31,        December 31,        December 31,        December 31,        December 31,
                                        1996                1995                1994                1993                1992
                                        ------------        ------------        ------------        ------------        ------------
Operating
Revenues                                $  9,142,369        $  9,827,431        $  8,957,620        $ 11,205,823        $  9,989,266

Net Income                              $    677,914        $  2,008,688        $  2,450,563        $  5,060,250        $  3,655,955

Net Income
per Unit (1)                            $       0.22        $       0.62        $       0.76        $       1.57        $       1.13


Total Assets                            $102,983,279        $ 74,460,139        $ 76,388,992        $ 76,891,703        $ 76,939,783

Long-Term
Obligations                             $ 39,955,200        $  7,800,000        $  7,800,000        $  7,800,000        $  7,800,000

Distributions
per Unit
(1)(2)                                  $       1.20        $       1.20        $       1.00        $       1.40        $       1.90

---------

c:\crif\10-K.97

(1) Per Unit numbers are based on 3,200,000 Units for all years except 1996 and 1995, which use a weighted average number of Units of 3,087,170 and 3,184,222, respectively.

(2) Each year's distributions include funds distributed after the end of the year which are attributable to that year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At December 31, 1996, Registrant had cash and receivables of approximately $2,565,000 and a liquid net worth (excess of current assets over current liabilities) of approximately $535,000. Registrant expects sufficient cash flow to continue to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Loan also provides a source of additional capital should Registrant's working capital and cash flow prove inadequate.

     The expiration of the GE Medical Systems Office Building lease in October 1995 and the Marathon Oil Building lease in February 1996 placed additional demands on Registrant's capital resources and liquidity. Registrant was obliged to fund tenant improvements and leasing commissions to re-lease such buildings. Registrant expended approximately $489,000 on tenant improvements during 1996 for such buildings. Registrant's acquisition of 475 Fifth Avenue and the Alamo Towers provide the opportunity to increase rental revenues but at the cost of tenant improvements and leasing commissions for new tenants. In addition, Registrant expects to make significant capital improvements to 475 Fifth Avenue over the next five years. See "Item 1. Business - 475 Fifth Avenue."

     To date, Registrant has funded its capital requirements from the Loan and, previously, out of working capital and through reductions in distributions to partners. Registrant's quarterly distribution to partners for each of the four quarters of 1996 was $0.30 per Unit. Registrant intends to maintain this level of distributions through 1997 and, if possible, thereafter. However, to the extent Registrant's sources of capital are inadequate for its requirements, Registrant may need to reduce or suspend distributions to partners, incur additional indebtedness, and/or dispose of one or more of its properties.

     The Loan has provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The cost of such financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised. Upon maturity of the Loan in 2000, Registrant anticipates satisfying the Loan out of the proceeds of a refinancing or a sale of assets.

     Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed

c:\crif\10-K.97
cash from operations as its primary source of liquidity. Registrant generally intends to distribute its distributable cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Loan Agreements to 90% of cash from operations plus depreciation and amortization.

Results of Operations

1996 versus 1995

     Rental revenues in 1996 decreased slightly from 1995 primarily as a result of the expiration of Tenneco's original lease for the Marathon Oil Building in February 1996 and the subsequent leasing of less than all of such space to Marathon and Delhi at lower rents. Other income dropped significantly from 1995 to 1996, reflecting the receipt in 1995 of $227,000 of other income attributable to Gypsum (a former tenant of the Austin Place Building) and Registrant's receipt in 1995 of a large real estate tax refund attributable to the Austin Place Building.

     Interest expense in 1996 increased from 1995, primarily because of the replacement of the PNC Bank loan with the greater amount of the Fleet Bank loan. Depreciation increased because of additional tenant improvements made by Registrant and the purchase in December 1996 of 475 Fifth Avenue. Amortization increased in 1996 primarily due to financing costs incurred in connection with the Fleet Bank loan. The acquisition of 475 Fifth Avenue in December 1996 is largely responsible for the increase in property operation expenses. Professional fees decreased in 1996 in comparison to the increased level of due diligence investigations of possible property acquisitions in 1995. General and administrative expenses increased in 1996 primarily due to significant due diligence expenses incurred by Registrant in 1996 in investigating possible property acquisitions which were not ultimately consummated.

     Net income was $677,914 in 1996 as compared to $2,008,688 in 1995. After adjusting for non-cash items (principally deferred revenue, depreciation, and amortization), operations generated cash flows of approximately $3,620,000 in 1996 and $4,160,000 in 1995.

1995 versus 1994

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

     Interest expense in 1995 increased over 1994, reflecting higher rates of interest under the Loan. Depreciation increased because of additional tenant improvements made by Registrant. Property operating expenses increased from 1994 to 1995 primarily

c:\crif\10-K.97
because the Directory Building was not fully utilized in 1994. Management fees increased in 1995, reflecting the increase in adjusted cash from operations and the fees attributable to replacement leases. Professional fees increased in 1995 primarily as a result of due diligence investigations of possible property acquisitions following Unitholder approval of Registrant's plan to acquire additional properties. General and administrative expenses increased in 1995, primarily reflecting inclusion of Registrant's employees for a full year in 1995.

     Net income was $2,008,688 in 1995 as compared to $2,450,563 in 1994. After adjusting for non-cash items (principally deferred revenue, depreciation, and amortization), operations generated cash flows of approximately $4,160,000 in 1995 and $2,202,000 in 1994.

Inflation

     In the past, inflation has not had a material impact on Registrant's operations or financial condition, as certain leases of Registrant's properties provide for increases in rents based on changes in the consumer price index, and other leases provide lease payments that escalate over time. Registrant's properties with performing leases are protected by arrangements whereby the tenants pay to Registrant an amount equal to all or a portion of the operating costs of the properties, with Registrant's share of expenses, if any, subject to a predetermined limit. These arrangements help to insulate Registrant from the effects of any increases in operating costs. However, to the extent that there is vacant space or nonperforming leases at any of the Registrant's properties, Registrant lacks this protection against inflation, particularly with regards to increased expenses that are not reimbursed.


Item 8. Financial Statements and Supplementary Data.

     See list of Financial Statements and Financial Statement Schedules at page F-2, filed as part of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

c:\crif\10-K.97

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

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

     The directors and executive officers of the Corporate General Partner are as follows:

                                                                    Officer/
                                                                    Director
     Name                     Age                Position            Since
     ----                     ---                --------            -----

Robert F. Gossett, Jr.        53             President, Treasurer
                                               and Director           1994
Pauline G. Gossett            53             Secretary                1994

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

     Registrant employs the following employees who make significant contributions to the business of Registrant:

                                                                    Employee
     Name                     Age                Position            Since
     ----                     ---                --------            -----

Howard F. Husum               47             Executive Director      1994
Madeline Matlak               31             Fund Administrator      1994


c:\crif\10-K.97

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

     Based solely upon its review of copies of Forms 3 received by it during 1996, and written representations from reporting persons that no Forms 5 were required for such persons for 1996, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 1996 and prior years were complied with on a timely basis except as previously reported.


Item 11. Executive Compensation.

     Registrant is not required to and did not pay remuneration to the officers and directors of the Corporate General Partner. However, the General Partners and/or their affiliates receive compensation for services performed for Registrant.

                           Summary Compensation Table

                                                                  Share of
                                                                Adjusted Cash        Management          Leasing           Expense
Name                                                Year       from Operations          Fees           Commissions     Reimbursement
----                                                ----       ---------------          ----           -----------     -------------
Corporate General
Partner                                             1996           $ 30,071           $452,415           $ 88,467         $132,829

Individual General
Partner                                             1996           $  7,518           $113,104           $ 22,117         $ 33,207

Corporate General
Partner                                             1995           $ 31,006           $445,625           $194,490         $106,714

Individual General
Partner                                             1995           $  7,752           $111,406           $ 48,623         $ 26,679

Corporate General
Partner                                             1994           $ 25,859           $253,670           $613,355         $ 58,540

Individual General
Partner                                             1994           $  6,465           $ 63,417           $153,339         $  7,509


     See Item 13 - "Certain Relationships and Related Transactions" for a discussion of the above compensation.


c:\crif\10-K.97

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 15, 1997 no person was known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

     As of March 15, 1997, neither the Individual General Partner nor the Corporate General Partner nor any of its directors or officers owned any Units of Registrant.

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

     The General Partners received $37,589 ($30,071 to the Corporate General Partner and $7,518 to the Individual General Partner) as their allocable share (1%) of adjusted cash from operations with respect to the year ended December 31, 1996. For the year ended December 31, 1996, $6,779 (1%) of Registrant's net income was allocated to the General Partners ($5,423 to the Corporate General Partner and $1,356 to the Individual General Partner).

     The General Partners or their affiliates are also entitled to receive: a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from operations less the asset management fee; an asset management fee for managing Registrant's funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property management services for Registrant's properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases. During the year ended December 31, 1996, the General Partners earned and were paid an aggregate of $565,519 of such management fees ($452,415 to the Corporate General Partner and $113,104 to the Individual General Partner). At December 31, 1996, all of such fees had been paid.

     The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are

c:\crif\10-K.97
computed at a rate equal to 3% of the gross revenue for the first five years of each lease signed where the General Partners performed such leasing services. During the year ended December 31, 1996, the General Partners were paid an aggregate of $110,584 ($88,467 to the Corporate General Partner and $22,117 to the Individual General Partner).

     During the year ended December 31, 1996, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant's operations aggregating $166,036 ($132,829 to the Corporate General Partner and $33,207 to the Individual General Partner).



c:\crif\10-K.97

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1), (2)  See page F-2.

                                                                                                    Sequential
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
          (a)(3)  Exhibits:

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


c:\crif\10-K.97

                                                                                                    Sequential
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
             (c)  Lease Amendment dated October 31, 1989 by and between
                  Registrant and General Electric Company, incorporated by
                  reference to Exhibit 10(c) to Registrant's Report on Form 10-K
                  for the year ended December 31, 1989.

             (d) Lease dated as of December 30, 1986 by and between Registrant and Austin, incorporated by reference to Exhibit 10(b) to Registrant's Current Report on Form 8-K Dated December 30,
                  1986.

             (e)  Management Agreement dated January 5, 1988 by and between
                  Registrant and Colorado Management Group, incorporated by reference to Exhibit 10(e) to Registrant's Current Report on
                  Form 8-K Dated January 5, 1988.

             (f)  Lease dated as of April 20, 1994 between Registrant and GTE.(1)

             (g)  Amendment No. 1 to Lease dated as of July 29, 1994 between
                  Registrant and GTE.(1)

--------

(1) Incorporated by reference to Exhibits 10(y), (z), and (aa) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

c:\crif\10-K.97

                                                                                                    Sequential
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
             (h)  Amendment No. 2 to Lease dated as of February 22, 1995 between
                  Registrant and GTE.(1)

             (i)  Secured Promissory Note dated September 26, 1996, made by
                  Registrant.

             (j)  Loan Agreement dated as of September 26, 1996 between
                  Registrant and Fleet Bank, N.A.

             (k)  Environmental Compliance and Indemnification Agreement dated
                  __________, 1996, made by Registrant.

             (l)  First Amendment of Loan Agreement and Note dated December __,
                  1996 between Registrant and Fleet Bank, N.A.

             (m)  Deed of Trust, Assignment of Rents, Security Agreement and
                  Fixture Filing dated September 26, 1996, made by Registrant with respect to the GE Medical Systems Office Building.

             (n) First Amendment to Deed of Trust dated December __, 1996, made by Registrant with respect to the GE Medical Systems Office
                  Building.

             (o)  Deed of Trust, Assignment of Rents, Security Agreement and
                  Fixture Filing dated September 26, 1996,

c:\crif\10-K.97
                                       25

                                                                                                    Sequential
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
                  made by Registrant with respect to the Flatiron Building.

             (p) First Amendment to Deed of Trust dated December __, 1996, made by Registrant with respect to the Flatiron Building.

             (q)  Mortgage, Assignment of Leases and Rents and Security
                  Agreement dated September 26, 1996, made by Registrant with respect to the Austin Place Building.

             (r)  First Amendment to Mortgage dated December __, 1996, made by
                  Registrant with respect to the Austin Place Building.

             (s)  Mortgage, Assignment of Leases and Rents and Security
                  Agreement dated December __, 1996, made by Registrant with respect to 475 Fifth Avenue.

             (t) Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated September 26, 1996, made by
                  Registrant with respect to the Marathon Oil Building.

             (u)  First Amendment to Mortgage dated December __, 1996, made by
                  Registrant with respect to the Marathon Oil Building.


c:\crif\10-K.97

                                                                                                    Sequential
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
             (v)  Deed of Trust, Assignment of Rents, Security Agreement and
                  Fixture Filing dated September 26, 1996, made by Registrant with respect to the Directory Building.

             (w) First Amendment to Deed of Trust dated December __, 1996, made by Registrant with respect to the Directory Building.

             (x)  Sale Agreement dated as of November 13, 1996 between
                  Metropolitan Life Insurance Company and Registrant with respect to 475 Fifth Avenue, including as Exhibits:

                    (i)  Bargain and Sale Deed;
                   (ii)  Form of Assignment of Leases;
                  (iii)  Form of Assignment of Contracts.

             (y) Purchase and Sale Agreement dated as of February 5, 1997 between Registrant and Pacific Gulf Properties Inc. with respect to the James River Warehouse, including as Exhibits:

                   (i)   Assignment and Assumption Agreement;
                  (ii)   Form of Deed.

             (z)  First Amendment to Purchase and Sale Agreement dated February
                  21, 1997 with respect to the James River Warehouse.


c:\crif\10-K.97

                                                                                                    Sequential
                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
             (aa) Purchase and Sale Agreement dated as of January 28, 1997 between St. Paul Properties, Inc. and Registrant with respect to the Alamo Towers, including as Exhibits:

                    (i)  Bill of Sale;
                   (ii)  Assignment and Assumption Agreement;
                  (iii)  Form of Deed.

             (bb) First Amendment to Purchase and Sale Agreement dated February
                  19, 1997 with respect to the Alamo Towers.

             (cc) Second Amendment of Loan Agreement dated March 17, 1997 among
                  Fleet Bank, First American Bank Texas SSB, and Registrant.

        27.  Financial Data Schedule.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.


c:\crif\10-K.97

                                   SIGNATURES

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



                                            CORPORATE REALTY INCOME FUND I, L.P.
                                                       (Registrant)


                                            By: 1345 REALTY CORPORATION
                                                as Corporate General Partner



Dated: March 27, 1997                       By: /s/ Robert F. Gossett, Jr.
                                                --------------------------
                                                ROBERT F. GOSSETT, JR.,
                                                President



Dated: March 27, 1997                       By: /s/ ROBERT F. GOSSETT, JR.
                                                --------------------------
                                                ROBERT F. GOSSETT, JR.
                                                Individual General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.


                                            1345 REALTY CORPORATION


Dated: March 27, 1997                       By:  /s/ ROBERT F. GOSSETT, JR.
                                                 --------------------------
                                                 Robert F. Gossett, Jr.
                                                 President, Director



Dated: March 27, 1997                       By:  /s/ PAULINE G. GOSSETT
                                                 ----------------------
                                                 Pauline G. Gossett
                                                 Secretary

                           ANNUAL REPORT ON FORM 10-K

                 ITEM 8, ITEM 14 (a) (1) and (2) AND ITEM 14 (d)

                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                      CORPORATE REALTY INCOME FUND I, L.P.

Form 10-K -- Item 14 (a) (1) and (2)


CORPORATE REALTY INCOME FUND I, L.P.

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Corporate Realty Income Fund I, L.P. are included in Item 8:

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-3

Financial Statements:

      Balance Sheets at December 31, 1996 and 1995                          F-4

      Statements of Income for the years ended
      December 31, 1996, 1995 and 1994                                      F-5

      Statements of Changes in Partners' Capital
      for the years ended December 31, 1996, 1995 and 1994                  F-6

      Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994                                      F-7

      Notes to Financial Statements                                         F-8

      Schedule III - Real Estate and Accumulated Depreciation              F-15


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Realty Income Fund I, L.P. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  KPMG Peat Marwick LLP


New York, New York
February 5, 1997

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (A Delaware limited partnership)
                                 BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                 1996             1995
                                                            -------------    -------------
ASSETS

Real estate, at cost:
      Land                                                  $  19,086,425       13,598,425
      Buildings and improvements                               93,885,121       71,444,155
                                                            -------------    -------------
                                                              112,971,546       85,042,580
      Less accumulated depreciation                            18,553,069       15,974,431
                                                            -------------    -------------
                                                               94,418,477       69,068,149
Cash and short-term investments at cost,
      which approximates market value                           2,025,925          397,432
Accounts receivable                                               431,889          437,191
Due from general partners                                          99,797           44,788
Note receivable                                                    10,312           17,694
Step rent receivables                                           2,945,163        2,784,802
Deferred financing costs, net of accumulated amortization
      of $180,636 in 1996 and $21,937 in 1995                   1,395,740            7,313
Deposits                                                           71,742           33,142
Lease commissions, net of accumulated amortization
      of $1,400,260 in 1996 and $1,007,199 in 1995              1,545,245        1,628,004
Other assets                                                       38,989           41,624
                                                            -------------    -------------
                  Total assets                              $ 102,983,279       74,460,139
                                                            =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                           1,198,537        1,457,029
Mortgage loan payable                                          39,955,200        7,800,000
Other liabilities                                                 943,966          325,161
                                                            -------------    -------------
                  Total liabilities                            42,097,703        9,582,190
                                                            -------------    -------------

Partners' capital:
      General partners:
         Capital contributions                                      1,000            1,000
         Net income                                               380,135          373,356
         Cash distributions                                      (494,170)        (456,581)
                                                            -------------    -------------
                                                                 (113,035)         (82,225)
                                                            -------------    -------------
      Limited partners: ($25 per unit; 4,000,000 units
         authorized, 3,043,106 and 3,127,884 issued and
         outstanding in 1996 and 1995, respectively)
      Capital contributions, net of offering costs             72,365,286       73,276,650
      Net income                                               37,633,250       36,962,115
      Cash distributions                                      (48,999,925)     (45,278,591)
                                                            -------------    -------------
                                                               60,998,611       64,960,174
                                                            -------------    -------------
                  Total partners' capital                      60,885,576       64,877,949
                                                            -------------    -------------
                  Total liabilities and partners' capital   $ 102,983,279       74,460,139
                                                            =============    =============


                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                              STATEMENTS OF INCOME
              For the years ended December 31, 1996, 1995 and 1994


                                             1996          1995          1994
                                          ----------    ----------    ----------

Revenue:
    Rental                                $9,101,611     9,127,768     7,917,328
    Interest and other income                 40,758       699,663     1,040,292
                                          ----------    ----------    ----------

                                           9,142,369     9,827,431     8,957,620
                                          ----------    ----------    ----------

Expenses:
    Interest                                 965,540       733,005       604,618
    Depreciation                           2,578,638     2,448,270     2,079,717
    Amortization                             551,760       381,533       472,776
    Property operations                    3,097,440     2,831,459     2,667,193
    Management fees                          565,519       557,031       317,087
    Professional fees                        207,379       543,573       155,703
    General and administrative               498,179       323,872       209,963
                                          ----------    ----------    ----------

                                           8,464,455     7,818,743     6,507,057
                                          ----------    ----------    ----------

                  Net income              $  677,914     2,008,688     2,450,563
                                          ==========    ==========    ==========


Net income allocated:
    To the general partners                    6,779        20,087        24,506
    To the limited partners                  671,135     1,988,601     2,426,057
                                          ----------    ----------    ----------

                                          $  677,914     2,008,688     2,450,563
                                          ==========    ==========    ==========


Net income per unit of
    limited partnership interest          $     0.22          0.62          0.76
                                          ==========    ==========    ==========



                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (A Delaware limited partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995 and 1994




                                                      General         Limited
                                       Total         Partners        Partners
                                   ------------    ------------    ------------
Partners' capital at
    December 31, 1993              $ 67,978,783         (58,971)     68,037,754

Cash distributions to partners       (2,909,090)        (29,091)     (2,879,999)
Net income                            2,450,563          24,506       2,426,057
                                   ------------    ------------    ------------
Partners' capital at
    December 31, 1994                67,520,256         (63,556)     67,583,812

Redemptions of units                   (775,247)           --          (775,247)
Cash distributions to partners       (3,875,748)        (38,756)     (3,836,992)
Net income                            2,008,688          20,087       1,988,601
                                   ------------    ------------    ------------
Partners' capital at
    December 31, 1995                64,877,949         (82,225)     64,960,174


Redemption of units                    (911,364)           --          (911,364)
Cash distributions to partners       (3,758,923)        (37,589)     (3,721,334)
Net income                              677,914           6,779         671,135
                                   ------------    ------------    ------------
Partners' capital at
    December 31, 1996              $ 60,885,576        (113,035)     60,998,611
                                   ============    ============    ============





                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (A Delaware limited partnership)
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995 and 1994

                                                               1996            1995             1994
                                                           ------------    ------------    ------------
Cash flows from operating activities:
    Net income                                             $    677,914       2,008,688       2,450,563
                                                           ------------    ------------    ------------
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
          Depreciation and amortization                       3,130,398       2,829,803       2,552,493
          Gain on sale of marketable securities                    --           (27,682)       (930,750)
          Unrealized gain on marketable securities                 --              --           (26,925)
          Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable          5,302        (391,910)        181,875
              Increase in due from general partners             (55,009)       (116,673)        (16,284)
              Decrease in note receivable                         7,382           7,093           6,818
              Increase in step rent receivables                (160,361)       (543,871)       (476,909)
              Increase in deposits                              (38,600)           --              (207)
              Increase in lease commissions                    (310,302)       (403,296)     (1,500,030)
              Decrease (increase) in other assets                 2,635          12,139         (10,540)
              Increase (decrease) in accounts payable
                 and accrued expenses                          (258,492)        757,925         (48,187)
              Increase in other liabilities                     618,805          27,414          20,287
                                                           ------------    ------------    ------------

                        Total adjustments                     2,941,758       2,150,942        (248,359)
                                                           ------------    ------------    ------------
                        Net cash provided by
                           operating activities               3,619,672       4,159,630       2,202,204
                                                           ------------    ------------    ------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                    --           128,579       3,657,374
    Acquisition of real estate                              (27,928,966)       (502,504)     (2,461,326)
                                                           ------------    ------------    ------------
                        Net cash provided by (used in)
                           investing activities             (27,928,966)       (373,925)      1,196,048
                                                           ------------    ------------    ------------

Cash flows from financing activities:
    Deferred loan costs                                      (1,547,126)        (29,250)        (19,500)
    Proceeds from loans payable                              42,000,000            --              --
    Repayments of loans payable                              (9,844,800)           --              --
    Redemption of units                                        (911,364)       (775,247)           --
    Cash distributions to partners                           (3,758,923)     (3,875,748)     (2,909,090)
                                                           ------------    ------------    ------------
                        Net cash provided by (used in)
                           financing activities              25,937,787      (4,680,245)     (2,928,590)
                                                           ------------    ------------    ------------
                        Net increase (decrease) in cash
                           and short-term investments         1,628,493        (894,540)        469,662
Cash and short-term investments at beginning of year            397,432       1,291,972         822,310
                                                           ------------    ------------    ------------

Cash and short-term investments at end of year             $  2,025,925         397,432       1,291,972
                                                           ============    ============    ============


                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (A Delaware limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994


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

     During 1996 and 1995, respectively, 84,778 and 72,116 units were redeemed from limited partners and cancelled.

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

     Deferred financing costs are being amortized using the straight-line method over the term of the associated loan.

        In accordance with the Statement of Financial Accounting Standards No. 13 (SFAS No. 13), "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income received in cash to rental income recognized:

                                              1996         1995          1994
                                          ----------    ----------    ----------
Rental income billed to tenants           $8,941,250     8,583,897     7,440,419
Step rent receivables                        160,361       543,871       476,909
                                          ----------    ----------    ----------
Rental income recognized                  $9,101,611     9,127,768     7,917,328
                                          ==========    ==========    ==========

     Offering costs are nonamortizable and have been deducted from limited partners' capital.

     No provision for income taxes has been made since all items of income or losses and tax benefits are passed through to the individual partners. At December 31, 1996, the net difference between the tax bases and the reported amounts of assets and liabilities was $14,367,316.

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

     The amount of net income per limited partnership unit was calculated using the weighted average number of units outstanding of 3,087,170, 3,184,222 and 3,200,000 in 1996, 1995 and 1994, respectively.

     Short-term investments, which consist principally of money market funds, are carried at cost which approximates market value. For purposes of the statements of cash flows, the Partnership considers short-term investments to be cash equivalents.

     SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Partnership's cash and short-term investments, accounts receivable and notes receivables, deposits, accounts payable and accrued expenses, interest payable and mortgage loan payable are carried at cost, which approximates fair value.

     The Partnership adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
No impairment losses were required on any of the properties owned by the Partnership.

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

     As of December 31, 1996, the building was 100% leased to GTE Directories Corporation for a term which expires on September 30, 2000. Rent from the tenant represented 25% of the Partnership's total rental income in 1996. In connection with this lease, the Partnership expended $2,628,000 and $1,207,000 for tenant improvements and leasing commissions, respectively.

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

     As of December 31, 1996, the building had been fully leased to various tenants under leases with terms ranging from four to fifteen years. The Partnership has expended approximately $2,206,000 and $738,000 for tenant improvements and leasing commissions, respectively, in connection with these leases.

     Rent from one of the tenants, The Austin Company, represented 29% of the Partnership's total rental income in 1996.

     In December 1993, the Partnership received a settlement from National Gypsum Co., a former tenant, who filed for protection under Chapter 11 of the U.S. Bankruptcy Code and terminated its lease. The settlement amounted to 77,476 shares of its common stock and $486,000 of 10%, ten-year debt. These securities were recorded at their market value of $2,800,596 on the date of issuance. During 1994, the debt securities were redeemed and 75,000 shares of the common stock were sold at a gain of $930,750. During 1995, the remaining 2,476 shares were sold at a gain of $27,682. The Partnership also received other income of $227,222 in 1995 as part of the settlement.

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

     Rent from the tenant, James River Corporation of Nevada, Inc., represented 16% of the Partnership's total rental income in 1996.

Flatiron Building

     On January 5, 1988, the Partnership purchased the Flatiron Building (formerly the Cadnetix Building) located in Boulder, Colorado, and the five acres of underlying land. The building contains approximately 95,500 square feet of net rentable area.

     The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $9,003,085.

     As of December 31, 1996, 100% of the building was leased to various tenants under leases with terms ranging from three to five years. The Partnership has expended approximately $455,000 and $725,000 for tenant improvements and leasing commissions, respectively, in connection with these leases.

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

     The building is net leased to Marathon Oil Company (Marathon) with respect to 62,600 square feet of space pursuant to a five-year lease which expires in February, 2001, and a two-year lease with an affiliate of Marathon with respect to 24,700 square feet of space which expires in February, 1998. A lease for approximately 5,600 square feet of the remaining space has been signed with another tenant for a term of five years commencing in January, 1997.

475 Fifth Avenue

     On December 6, 1996 the Partnership purchased an office building and the underlying land located at 475 Fifth Avenue, New York, New York, for a purchase price, including capitalized closing and related costs, of $27,439,998.

     As of December 31, 1996, the building was 85% leased to various tenants under operating leases with remaining terms ranging from one to eleven years. The Partnership has expended approximately $76,000 for leasing commissions in connection with these leases.

5.   LEASES

     Minimum future rentals from tenants under noncancellable operating leases as of December 31, 1996 are approximately as follows:

         Year ending December 31:
                    1997                                        $   11,561,000
                    1998                                            10,473,000
                    1999                                             9,554,000
                    2000                                             8,811,000
                    2001                                             6,620,000
                    Thereafter                                      10,767,000
                                                                --------------
                         Total                                  $   57,786,000
                                                                ==============

     In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. For the years ended December 31, 1996, 1995 and 1994 escalation charges amounting to $1,765,433, $1,735,411 and $1,728,374, respectively, have been included in rental income.

6.   TRANSACTIONS WITH GENERAL PARTNERS AND AFFILIATES

     The general partners or their affiliates receive a property management fee equal to either 1% in the case of a long-term net lease or 6% for other types of leases on the gross revenue from the property, and a partnership management fee equal to 7% of adjusted cash from operations, as defined, and reimbursement of administrative expenses. The general partners also receive leasing commissions in connection with leasing, re-leasing or leasing related services performed on behalf of the Partnership in connection with the negotiation of tenant leases. Such commissions are computed at a rate equal to 3% of the gross revenues for the first five years of each lease signed where the general partners have performed such leasing services.

     Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 1996, 1995 and 1994:

                                              1996          1995          1994
                                            --------      --------      --------

Partnership management fees                 $263,577      $271,302      $203,636
Property management fees                     301,942       285,729       113,451
Administrative expenses                      166,036       133,393        66,049
                                            ========      ========      ========

In 1996 and 1995, respectively, leasing commissions of $110,584 and $243,113 were billed to the Partnership by the general partners and recorded by the Partnership as deferred leasing commissions on the balance sheet.

7.   LOAN PAYABLE

     In March 1996, the Partnership extended the $7,800,000 line of credit from PNC Bank, N.A. (the "Lender") for an additional six-month period which ended on September 30, 1996. In connection with this extension, the structure of the indebtedness was changed from a term loan to a secured revolving line of credit. Interest only was payable monthly on the first day of each calendar month with all unpaid interest and outstanding principal due on September 30, 1996. In connection with the extension of the loan, the Partnership paid fees of $24,500. The loan was secured by a deed of trust given with respect to the Directory, James River, Austin Place and GE properties. In September 1996, this loan was repaid with the proceeds of a new line of credit obtained from Fleet Bank.

On September 26, 1996, the Partnership entered into a loan agreement with Fleet Bank, N.A. The purpose of the loan was to refinance the existing indebtedness to PNC Bank, to provide working capital for tenant improvements and leasing commissions with respect to the properties owned by the Partnership, and to provide funds for the acquisition of additional properties.

The terms of the loan agreement, as amended, provide for a term of four years and maximum gross borrowings of $44,000,000. Borrowings under the loan bear interest monthly at a rate, selected at the option of the Partnership at the time of the associated borrowing, based on (i) the lender's Peg Rate (as defined in the loan agreement) plus .50% or (ii) the applicable LIBOR rate or other market rate offered to the bank plus 2%. The loan requires monthly amortization of principal in an amount equal to 1/500th of the outstanding principal amount of the loan on the first day of the applicable month with a final payment of the then outstanding balance at maturity. The loan may be prepaid at any time. Borrowings under the loan agreement are secured by all of the properties of the Partnership. Upon the sale of any property, the Partnership is required to repay principal on the total indebtedness under the loan in an amount equal to 110% of that portion of the outstanding balance of the loan attributable to the sold property, as defined in the loan agreement.

Through December 31, 1996, the Partnership had borrowed $40,000,000 under the loan, of which $39,955,200 was outstanding at December 31, 1996, at rates ranging from 7.6% to 8.87%.

In connection with this loan, the Partnership incurred fees and expenses of $1,522,626, which have been capitalized and are being amortized over the term of the loan agreement.

8.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                   1996        1995       1994
                                                ---------   ---------   --------

Cash paid during the year for interest          $ 789,306   $ 734,608   $604,618
                                                =========   =========   ========

                                                                    Schedule III


                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                    Real Estate and Accumulated Depreciation
                                December 31, 1996

                                                                            Costs Capitalized
                                                                              Subsequent to         Gross Amount at which
                                                   Initial Costs (B)          Acquisition          Carried at Close of Period
                                                ------------------------      ------------       ----------------------------
                                                            Building and                                         Building and
Description                 Encumbrances (A)    Land        Improvements      Improvements        Land           Improvements
-----------                 ----------------    ----        ------------      ------------        ----           ------------
Office Building
Monterey Park, CA           $   639,300      $ 1,762,126      $ 2,459,141      $   125,245      $ 1,762,126      $ 2,584,386
Office Building
Las Colinas, TX               5,074,300        4,925,745       19,702,979        2,627,999        4,925,745       22,330,978
Office Building
So. Plainfield, NJ            5,873,400        3,147,912       13,378,294        2,205,562        3,147,912       15,583,856
Distribution Center
Woodland, CA                  6,472,700        1,618,579       12,989,498             --          1,618,579       12,989,498
Office Building
Boulder, CO                   4,035,500        1,080,369        7,922,716          455,415        1,080,369        8,378,131
Office Building
Oklahoma City, OK             1,198,700        1,063,694        9,713,348          352,926        1,063,694       10,066,274
Office Building
New York, New York           16,661,300        5,488,000       21,951,998             --          5,488,000       21,951,998
                            -----------      -----------      -----------      -----------      -----------      -----------
                            $39,955,200      $19,086,425      $88,117,974      $ 5,767,147      $19,086,425      $93,885,121
                            ===========      ===========      ===========      ===========      ===========      ===========


                                                                                                    Life on Which
                                                                                                   Depreciation in
                                                                                                    Latest Income
                                          Accumulated           Date of            Date              Statement
                              Total       Depreciation       Construction        Acquired           is Computed
                              -----       ------------       ------------        --------            -----------
Office Building
Monterey Park, CA          $  4,346,512   $   665,514           1985             July, 1986            40 years
Office Building
Las Colinas, TX              27,256,723     6,004,087           1982             October, 1986         40 years
Office Building
So. Plainfield, NJ           18,731,768     4,470,326           1986             December, 1986        40 years
Distribution Center
Woodland, CA                 14,608,077     2,990,531           1987             October, 1987         40 years
Office Building
Boulder, CO                   9,458,500     2,183,155           1988             January, 1988         40 years
Office Building
Oklahoma City, OK            11,129,968     2,193,723           1986             March, 1988           40 years
Office Building
New York, New York           27,439,998        45,733           1927             December, 1996        40 years
                           ------------   -----------

                           $112,971,546   $18,553,069
                           ============   ===========

Notes:


(A) Encumbrances represent a loan secured by a deed of trust given with respect to all of the properties of the Partnership.
(B) The initial cost to the Partnership represents the original purchase price of the properties net of any purchase price adjustments, including amounts incurred subsequent to acquisition which were contemplated. The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. There is no difference between cost for financial reporting purposes and cost for federal income tax purposes.

(C)    Reconciliation of real estate owned:                         1996                  1995                  1994
                                                                    ----                  ----                  ----
       Balance at beginning of period                           $ 85,042,580          $ 84,585,569           $82,124,243
           Additions during period:
               Building improvements and land                     27,928,966               502,504             2,461,326
               Write-off of fully depreciated assets                    --                 (45,493)                 --
                                                                ------------          ------------           -----------
      Balance at end of period                                  $112,971,546          $ 85,042,580           $84,585,569
                                                                ============          ============           ===========

(D) Reconciliation of accumulated depreciation:
         Balance at beginning of period                          $15,974,431            13,571,654           $11,491,937
               Depreciation expense                                2,578,638             2,448,270             2,079,717
               Write-off of fully depreciated assets                    --                 (45,493)                 --
                                                                 -----------          ------------           -----------
         Balance at end of period                                $18,553,069          $ 15,974,431           $13,571,654
                                                                 ===========          ============           ===========