Form 10-Q
period 1997-03-31
CORPORATE REALTY INCOME FUND I L P
filed 1997-05-15
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ______________


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


__________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes __X__    No _____

                                     1 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)

                                      Index
                                                                        Page No.
                                                                        --------

Part I    Financial information                                            3


          Balance Sheets --
          March 31, 1997 and December 31, 1996                             4

          Statements of Operations --
          For the three months ended March 31, 1997 and 1996               5

          Statements of Cash Flows --
          For the three months ended March 31, 1997 and 1996               6

          Notes to the Financial Statements                                7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    9

Part II   Other information                                               10

          Signatures                                                      11

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

                                     3 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)

                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                                                             March 31,         December 31,
                                                               1997                1996
                                                          -------------       -------------
                                                           (Unaudited)
ASSETS

Real estate, at cost:
    Land                                                  $  19,875,846       $  19,086,425
    Buildings and improvements                               90,781,876          93,885,121
                                                          -------------       -------------
                                                            110,657,722         112,971,546
    Less accumulated depreciation                            16,113,883          18,553,069
                                                          -------------       -------------
                                                             94,543,839          94,418,477
Cash and short-term investments at cost,
    which approximates market value                           1,057,545           2,025,925
Accounts receivable                                             259,174             431,889
Due from general partners                                         1,864              99,797
Note receivable                                                   8,419              10,312
Step rent receivables                                         2,951,427           2,945,163
Deferred charges, net of accumulated amortization
    of $222,050 in 1997 and $180,636 in 1996                  1,300,576           1,395,740
Lease commissions, net of accumulated amortization
    of $1,505,479 in 1997 and $1,400,260 in 1996              1,598,714           1,545,245
Deposits                                                         71,742              71,742
Other assets                                                    373,012              38,989
                                                          -------------       -------------
    Total assets                                          $ 102,166,312       $ 102,983,279
                                                          =============       =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Mortgage loan payable                                     $  39,715,200       $  39,955,200
Accounts payable and accrued expenses                           392,196           1,198,537
Other liabilities                                             1,078,281             943,966
                                                          -------------       -------------
    Total liabilities                                        41,185,677          42,097,703
                                                          -------------       -------------

Partners' Capital (Deficit):
    General partners:
      Capital contributions                                       1,000               1,000
      Net income                                                391,086             380,135
      Cash distributions                                       (503,418)           (494,170)
                                                          -------------       -------------
                                                               (111,332)           (113,035)
                                                          -------------       -------------
    Limited partners: ($25 per unit; 4,000,000 units
      authorized, 3,037,506 and 3,043,106 issued and
      outstanding in 1997 and 1996, respectively)
      Capital contributions, net of offering costs           72,290,036          72,365,286
      Net income                                             38,717,400          37,633,250
      Cash distributions                                    (49,915,469)        (48,999,925)
                                                          -------------       -------------
                                                             61,091,967          60,998,611
                                                          -------------       -------------
    Total partners' capital                                  60,980,635          60,885,576
                                                          -------------       -------------
      Total liabilities and partners' capital             $ 102,166,312       $ 102,983,279
                                                          =============       =============

                See accompanying notes to financial statements.

                                     4 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)

                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
                                   (Unaudited)

                                                             1997           1996
                                                         ----------      ----------
Income:
        Rental                                           $3,568,695      $1,984,802
        Interest and other income                             1,399             200
                                                         ----------      ----------
                                                          3,570,094       1,985,002
                                                         ----------      ----------
Expenses:
        Interest                                            735,648         177,017
        Depreciation                                        605,468         612,068
        Amortization                                        200,383          88,114
        Property operating                                1,519,978         679,388
        Management fees                                     225,997         166,700
        General and administrative                          100,020         139,907
                                                         ----------      ----------
                                                          3,387,494       1,863,194
                                                         ----------      ----------
Net income from real estate operations                      182,600         121,808

Gain on sale of real estate                                 912,501            --
                                                         ----------      ----------

Net income                                               $1,095,101      $  121,808
                                                         ==========      ==========
Net income allocated:
        To the general partners                          $   10,951      $    1,218
        To the limited partners                           1,084,150         120,590
                                                         ----------      ----------
                                                         $1,095,101      $  121,808
                                                         ==========      ==========

Net income per unit of limited partnership interest           $0.36           $0.04
                                                              =====           =====

                 See accompanying notes to financial statements.

                                     5 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)

                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1997 and 1996
                           Increase/(Decrease) in Cash
                                   (Unaudited)

                                                                1997               1996
                                                            ------------       ------------
Cash flows from operating activities:
   Net income                                               $    182,600       $    121,808
                                                            ------------       ------------
   Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                               805,851            700,182
     Gain on sale of real estate                                 912,501               --
     Changes in operating assets and liabilities:
     Decrease (increase) in:
        Accounts receivable                                      172,715            337,967
        Due from affiliates                                       97,933             (1,640)
        Note receivable                                            1,893              1,818
        Step rent receivables                                     (6,264)            (6,264)
        Lease commissions                                       (158,688)           (75,645)
        Other assets                                            (334,023)            24,974
     Increase (decrease) in:
        Accounts payable and accrued expenses                   (806,341)          (229,660)
           Other liabilities                                     134,315            374,082
                                                            ------------       ------------
           Total adjustments                                     819,892          1,125,814
                                                            ------------       ------------
           Net cash provided by operating activities           1,002,492          1,247,622
                                                            ------------       ------------
Cash flows from investing activities:
     Acquisition of real estate                              (12,294,252)           (72,642)
     Sale of real estate                                      11,563,422               --
                                                            ------------       ------------
        Cash used in investing activities                       (730,830)           (72,642)
                                                            ------------       ------------
Cash flows from financing activities:
     Mortgage paid                                              (240,000)              --
     Capital repurchase                                          (75,250)          (234,352)
     Cash distributions to partners                             (924,792)          (951,510)
                                                            ------------       ------------
        Cash used in financing activities                     (1,240,042)        (1,185,862)
                                                            ------------       ------------
Net decrease in cash and short-term investments                 (968,380)           (10,882)
Cash and short-term investments at beginning of period         2,025,925            397,432
                                                            ------------       ------------
Cash and short-term investments at end of period            $  1,057,545       $    386,550
                                                            ============       ============

                 See accompanying notes to financial statements.

                                     6 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.   General

     The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1996 as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.   Rental Income

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income received in cash to rental income recognized.

                                                   Three Months Ended
                                              ------------------------------
                                                 1997                1996
                                              ----------          ----------
    Rental income received in cash            $3,562,431          $1,978,538
    Step rent receivables                          6,264               6,264
                                              ----------          ----------
    Rental income recognized                  $3,568,695          $1,984,802
                                              ==========          ==========


3.   Leases

     Minimum future rentals under noncancellable operating leases as of March 31, 1997 are as follows:

     Year ending December 31
     -----------------------
              1997                                   $  8,661,000
              1998                                     10,473,000
              1999                                      9,554,000
              2000                                      8,811,000
              2001                                      6,620,000
              Thereafter                               10,767,000
                                                      -----------
                  Total                               $54,886,000
                                                      ===========

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months ended March 31, 1997 and 1996, escalation charges amounted to $662,707 and $323,165, respectively.

                                     7 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three months ended March 31, 1997 are:

                                                           Three
                                                           Months
                                                           ------
         Partnership management fees                      $ 64,485
         Property management fees                          161,512
         Administration expenses                             -0-

During the three months ended March 31, 1997, the Partnership paid to the General Partners leasing commissions in the amount of $114,688.


5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the three months ended March 31, 1997 and 1996 amounted to $735,648 and $177,017, respectively.

                                     8 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1997.


Liquidity and Capital Resources

     At March 31, 1997, the Partnership had cash and working capital of approximately $1,057,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts.

     The  Partnership   expects  sufficient  cash  flow  to  be  generated  from
operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of approximately $39,715,000.

Results of Operations

     Rental revenues and expenses during the first quarter of 1997 increased from 1996 as a result of the acquisition of the New York propery. During the first quarter of 1997, the Partnership sold the Woodland property in Califorinia at a gain and used the proceeds to acquire the Alamo building at San Antonio, Texas. This transaction did not require additional mortgage financing.

                                     9 of 12

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K


     (a)  None.

     (b) No reports on Form 8-K were filed during the quarter in which this report is filed.

                                    10 of 12

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CORPORATE REALTY INCOME FUND I, L.P
                                                   (Registrant)


Date: May 9, 1997                       By:  /s/  Robert F. Gossett, Jr.
                                                  ---------------------------
                                                  Robert F. Gossett, Jr.
                                                  President, Director



Date:  May 9, 1997                      By:  /s/  Pauline G. Gossett
                                                  ---------------------------
                                                  Pauline G. Gossett
                                                  Secretary

                                    11 of 12