Form 10-Q
period 1997-06-30
CORPORATE REALTY INCOME FUND I L P
filed 1997-08-18
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

           EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from  ____________ to  ____________


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


__________________________________________________________
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_  No ___


                                     1 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)


                                      Index

                                                                       Page No.
                                                                       --------

Part I      Financial information                                         3


            Balance Sheets --
            June 30, 1997 and December 31, 1996                           4

            Statements of Operations --
            For the three months ended June 30, 1997 and 1996             5

            Statements of Operations --
            For the six months ended June 30, 1997 and 1996               6

            Statements of Cash Flows --
            For the six months ended June 30, 1997 and 1996               7

            Notes to the Financial Statements                             8

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10

Part II     Other information                                            11

            Signatures                                                   12


                                     2 of 12

                         Part I. Financial Information


Item I. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                     3 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                                 BALANCE SHEETS
                       June 30, 1997 and December 31, 1996

                                                                       June 30,          December 31,
                                                                         1997               1996
                                                                     -------------      -------------
                                                                     (Unaudited)
ASSETS Real estate, at cost:
      Land                                                           $  19,875,846      $  19,086,425
      Buildings and improvements                                        91,263,032         93,885,121
                                                                     -------------      -------------
                                                                       111,138,878        112,971,546
      Less accumulated depreciation                                    (16,862,748)       (18,553,069)
                                                                     -------------      -------------
                                                                        94,276,130         94,418,477
Cash and short-term investments at cost,
      which approximates market value                                    1,266,638          2,025,925
Accounts receivable                                                        361,415            431,889
Due from general partners                                                     --               99,797
Note receivable                                                              6,508             10,312
Step rent receivables                                                    2,884,689          2,945,163
Deferred charges, net of accumulated amortization
      of $317,214 in 1997 and $180,636 in 1996                           1,205,412          1,395,740
Lease commissions, net of accumulated amortization
      of $1,610,698 in 1997 and $1,400,260 in 1996                       1,615,605          1,545,245
Deposits                                                                    71,742             71,742
Prepaid expenses                                                            91,111             38,989
                                                                     -------------      -------------
Total assets                                                         $ 101,779,250      $ 102,983,279
                                                                     =============      =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loan payable                                                $  40,475,200      $  39,955,200
Accounts payable and accrued expenses                                      293,640          1,198,537
Due to general partners                                                      1,140               --
Other liabilities                                                        1,036,752            943,966
                                                                     -------------      -------------
                                                                        41,806,732         42,097,703
                                                                     -------------      -------------
Partners' Capital:
      General partners:
          Capital contributions                                              1,000              1,000
          Net income                                                       391,573            380,135
          Cash distributions                                              (512,625)          (494,170)
                                                                     -------------      -------------
                                                                          (120,052)          (113,035)
                                                                     -------------      -------------

      Limited partners: ($25 per unit; 4,000,000 units
          authorized, 3,024,851 and 3,043,106  issued and
          outstanding in 1997 and 1996, respectively)
          Capital contributions, net of offering costs                  72,153,995         72,365,286
          Net income                                                    38,765,573         37,633,250
          Cash distributions                                           (50,826,998)       (48,999,925)
                                                                     -------------      -------------
                                                                        60,092,570         60,998,611
                                                                     -------------      -------------

          Total partners' capital                                       59,972,518         60,885,576
                                                                     -------------      -------------
          Total liabilities and partners' capital                    $ 101,779,250      $ 102,983,279
                                                                     =============      =============

                 See accompanying notes to financial statements.

                                     4 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
                For the three months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                        1997             1996
                                                     ----------       ----------

Income:
     Rental                                           3,763,357       $1,882,892
     Interest and other income                           43,713           58,071
                                                     ----------       ----------
                                                      3,807,070        1,940,963
                                                     ----------       ----------

Expenses:
     Interest                                           784,461          181,863
     Depreciation                                       748,865          612,068
     Amortization                                       200,383           80,801
     Property operating                               1,561,392          638,228
     Management fees                                    258,545          184,950
     General and administrative                         204,764          231,439
                                                     ----------       ----------
                                                      3,758,410        1,929,349
                                                     ----------       ----------

Net income                                           $   48,660       $   11,614
                                                     ==========       ==========


Net income allocated:
     To the general partners                         $      487       $      116
     To the limited partners                             48,173           11,498
                                                     ----------       ----------
                                                     $   48,660       $   11,614
                                                     ==========       ==========



Net income per unit of
     limited partnership interest                    $    0.015       $    0.004
                                                     ==========       ==========


                 See accompanying notes to financial statements.

                                     5 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                           1997          1996
                                                         ----------   ----------

Income:
      Rental                                             $7,332,052   $3,867,694
      Interest and other income                              45,112       58,271
                                                         ----------   ----------
                                                          7,377,164    3,925,965
                                                         ----------   ----------

Expenses:
      Interest                                            1,520,109      358,880
      Depreciation                                        1,354,333    1,224,136
      Amortization                                          400,766      168,915
      Property operating                                  3,081,370    1,317,616
      Management fees                                       484,542      351,650
      General and administrative                            304,784      371,346
                                                         ----------   ----------
                                                          7,145.904    3,792,543
                                                         ----------   ----------

Net Income from real estate operations                      231,260      133,422

Gain on sale of real estate                                 912,501         --
                                                         ----------   ----------


Net income                                               $1,143,761   $  133,422
                                                         ==========   ==========

Net income allocated:
      To the general partners                            $   11,438   $    1,334
      To the limited partners                             1,132,323      132,088
                                                         ----------   ----------
                                                         $1,143,761   $  133,422
                                                         ==========   ==========



Net income per unit of limited partnership interest      $     0.37   $     0.04
                                                         ==========   ==========


                 See accompanying notes to financial statements.

                                     6 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                 1997            1996
                                                             ------------    ------------
Cash flows from operating activities:
      Net income                                             $    231,260    $    133,422
                                                             ------------    ------------
      Adjustments to reconcile net income
          to net cash provided by operating
          activities:
              Depreciation and amortization                     1,755,099       1,393,051
              Gain on sale of real estate                         912,501            --
              Changes in operating assets and liabilities
              Decrease (increase) in:
                 Accounts receivable                               70,474         408,045
                 Due from general partner                          99,797            --
                 Notes receivable                                   3,804           3,654
                 Step rent receivables                             60,474         (12,528)
                 Lease commissions                               (280,798)        (75,645)
                 Deferred charges                                    --           (24,500)
                 Prepaid expenses                                 (52,122)        (44,151)
              Increase (decrease) in:
                 Accounts payable and accrued expenses           (904,897)       (497,232)
                 Due to general partner                             1,140          (1,290)
                 Other liabilities                                 92,786         117,775
                                                             ------------    ------------
                 Total adjustments                              1,758,258       1,267,179
                                                             ------------    ------------
              Net cash provided by operating activities         1,989,518       1,400,601
                                                             ------------    ------------

Cash flows from investing activities:
      Acquisition of real estate                              (12,775,408)       (238,013)
      Sale of real estate                                      11,563,422            --
                                                             ------------    ------------
              Net cash used in investing activities            (1,211,986)       (238,013)
                                                             ------------    ------------

Cash flows from financing activities:
      Mortgage proceeds                                         1,000,000       1,000,000
      Mortgage paid                                              (480,000)           --
      Capital repurchase                                         (211,291)       (387,412)
      Cash distributions to partners                           (1,845,528)     (1,899,155)
                                                             ------------    ------------
                 Net cash used in financing activities         (1,536,819)     (1,286,567)
                                                             ------------    ------------

Net increase (decrease) in cash and short-term investments       (759,287)       (123,979)
Cash and short-term investments at beginning of period          2,025,925         397,432
                                                             ------------    ------------
Cash and short-term investments at end of period             $  1,266,638    $    273,453
                                                             ============    ============


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

                                     Three Months Ended            Six Months Ended
                                 --------------------------   --------------------------
                                    1997            1996         1997           1996
                                 -----------    -----------   -----------    -----------
Rental income received in cash   $ 3,830,095    $ 1,876,628   $ 7,392,526    $ 3,855,166
Step rent receivables                (66,738)         6,264       (60,474)        12,528
                                 -----------    -----------   -----------    -----------
Rental income recognized         $ 3,763,357    $ 1,882,892   $ 7,332,052    $ 3,867,694
                                 ===========    ===========   ===========    ===========


3.   Leases

     Minimum future rentals under noncancellable operating leases as of June 30, 1997 are as follows:

    Year ending December 31
    -----------------------

                1997                                           $  5,588,000
                1998                                             10,473,000
                1999                                              9,554,000
                2000                                              8,811,000
                2001                                              6,620,000
                Thereafter                                       10,767,000
                                                               ------------
                    Total                                      $ 51,813,000
                                                               ============


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and six months ended June 30, 1997 and 1996, escalation charges amounted to $706,336 and $1,369,043 in 1997 and $260,341 and $583,506 in 1996, respectively.

                                     8 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three and six months ended June 30, 1997 are:

                                                Three                Six
                                                Months              Months
                                                ------              ------
     Partnership management fees               $ 64,452           $128,937
     Property management fees                   194,093            355,605
     Administration fees                         25,000             25,000

     During the three and six months ended June 30, 1997 the Partnership paid to the General Partners leasing commissions aggregating $15,252 and $129,940, respectively.

5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the six months ended June 30, 1997 and 1996 amounted to $1,520,109 and $358,880, respectively.

                                     9 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1997.

Liquidity and Capital Resources

     At June 30, 1997, the Partnership had cash and working capital of approximately $1,266,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts.

     The  Partnership   expects  sufficient  cash  flow  to  be  generated  from
operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of approximately $40,475,200.

Results of Operations

     Rental revenues and expenses during the second quarter of 1997 increased from 1996 as a result of the acquisition of the New York and San Antonio properties.

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


                                         CORPORATE REALTY INCOME FUND I, L.P
                                             (Registrant)


Date: August 12,  1997                   By: Robert F. Gossett, Jr.
                                             ----------------------
                                             President, Director



Date:  August 12, 1997                   By: Pauline G. Gossett
                                             ------------------
                                             Secretary


                                    12 of 12