Form 10-Q
period 1997-09-30
CORPORATE REALTY INCOME FUND I L P
filed 1997-11-14
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ______________


Commission file number 0-15796


                      Corporate Realty Income Fund I, L.P.
             (Exact name of registrant as specified in its charter)


       Delaware                                                   13-3311993
(State of organization)                                     (I.R.S. Employer
                                                             identification No.)


475 Fifth Avenue, New York, New York                                    10017
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212) 696-0772


406 East 85th Street, New York, New York
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                                     1 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)


                                                                           Index
                                                                           -----


                                        Page No.
                                        --------

Part I     Financial information                                              3


           Balance Sheets --
           September 30, 1997 and December 31, 1996                           4

           Statements of Operations --
           For the three months ended September 30, 1997 and 1996             5

           Statements of Operations --
           For the nine months ended September 30, 1997 and 1996              6

           Statements of Cash Flows --
           For the nine months ended September 30, 1997 and 1996              7

           Notes to the Financial Statements                                  8

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     10
           Other information                                                 11

           Signatures                                                        13






                                     2 of 13

     Part I. Financial Information


Item I. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.




                                     3 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996


                                                     September 30,     December 31,
                                                         1997             1996
                                                     -------------    -------------
                                                      (Unaudited)
ASSETS
Real estate, at cost:
      Land                                           $  19,875,846    $  19,086,425
      Buildings and improvements                        91,895,247       93,885,121
                                                     -------------    -------------
                                                       111,771,093      112,971,546
      Less accumulated depreciation                     17,611,613       18,553,069
                                                     -------------    -------------
                                                        94,159,480       94,418,477
Cash and short-term investments at cost,
      which approximates market value                      961,066        2,025,925
Accounts receivable                                        192,394          431,889
Due from general partners                                     --             99,797
Notes receivable                                             3,930           10,312
Step rent receivables                                    2,817,951        2,945,163
Deferred charges, net of accumulated amortization
      of $412,378 in 1997 and $180,636 in 1996           1,110,248        1,395,740
Lease commissions, net of accumulated amortization
      of 1,715,917 in 1997 and $1,400,260 in 1996        1,990,544        1,545,245
Deposits                                                    71,742           71,742
Prepaid expenses                                            31,513           38,989
                                                     -------------    -------------
      Total assets                                   $ 101,338,869    $ 102,983,279
                                                     =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loan payable                                $  41,831,200    $  39,955,200
Accounts payable and accrued expenses                      241,263        1,198,537
Due to general partners                                    104,710             --
Other liabilities                                        1,053,171          943,966
                                                     -------------    -------------
      Total Liabilities                                 43,230,344       42,097,703
                                                     -------------    -------------


Partners' Capital (Deficit):
  General partners:
     Capital contributions                                   1,000            1,000
     Net income                                            383,542          380,135
     Cash distributions                                   (521,802)        (494,170)
                                                     -------------    -------------
                                                          (137,260)        (113,035)
                                                     -------------    -------------

Limited partners: ($25 per unit; 4,000,000 units
  authorized, 3,013,451 and 3,043,106 issued and
  outstanding in 1997 and 1996 respectively)
  Capital contributions, net of offering costs          72,012,095       72,365,286
  Net income                                            37,970,560       37,633,250
  Cash distributions                                   (51,736,871)     (48,999,925)
                                                     -------------    -------------
                                                        58,245,784       60,998,611
                                                     -------------    -------------
          Total partners' capital (deficit)             58,108,524       60,885,576
                                                     -------------    -------------
          Total liabilities and partners'
            capital (deficit)                        $ 101,338,868    $ 102,983,279
                                                     =============    =============


                 See accompanying notes to financial statements.



                                     4 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
             For the three months ended September 30, 1997 and 1996
                                   (Unaudited)



                                                        1997             1996
                                                    -----------      -----------

Income:
     Rental                                         $ 3,572,702      $ 2,069,740
     Interest and other income                              103              148
                                                    -----------      -----------
                                                      3,572,805        2,069,888
                                                    -----------      -----------

Expenses:
     Interest                                           819,841          194,590
     Depreciation                                       748,865          612,068
     Amortization                                       200,383           80,801
     Property operating                               2,203,438          771,762
     Management fees                                    259,007          169,867
     General and administrative                         144,315          165,661
                                                    -----------      -----------
                                                      4,375,849        1,994,749
                                                    -----------      -----------

Net income/(loss)                                   $  (803,044)     $    75,139
                                                    ===========      ===========

Net income/(loss) allocated:
     To the general partners                        $    (8,030)     $       752
     To the limited partners                           (795,014)          74,387
                                                    -----------      -----------
                                                    $  (803,044)     $    75,139
                                                    -----------      ===========



Net income/(loss) per unit of limited
     partnership interest                           $     (0.26)     $      0.02
                                                    ===========      ===========




                 See accompanying notes to financial statements.




                                     5 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)




                                                        1997             1996
                                                    -----------      -----------

Income:
      Rental                                        $ 10,904,754    $  5,937,434
      Interest and other income                           45,215          58,419
                                                    ------------    ------------
                                                      10,949,969       5,995,853
                                                    ------------    ------------

Expenses:
      Interest                                         2,339,950         553,470
      Depreciation                                     2,103,198       1,836,204
      Amortization                                       601,149         249,716
      Property operating                               5,284,808       2,089,378
      Management fees                                    743,549         521,517
      General and administrative                         449,099         537,007
                                                    ------------    ------------
                                                      11,521,753       5,787,292
                                                    ------------    ------------


Net income/(loss) from real estate operations           (571,784)        208,561


Gain on sale of real estate                              912,501            --
                                                    ------------    ------------


Net income                                          $    340,717    $    208,561
                                                    ============    ============

Net income allocated:
      To the general partners                       $      3,407    $      2,086
      To the limited partners                            337,310         206,475
                                                    ------------    ------------
                                                    $    340,717    $    208,561
                                                    ============    ============



Net income per unit of  limited
      partnership interest                          $       0.11    $       0.06
                                                    ============    ============


                 See accompanying notes to financial statements.




                                     6 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1997 and 1996
                                   (Unaudited)


                                                                 1997            1996
                                                             ------------    ------------
Cash flows from operating activities:
      Net income/(loss)                                      $   (571,784)   $    208,561
                                                             ------------    ------------
      Adjustments to reconcile net income/(loss)
         to net cash provided by operating
         activities:
          Depreciation and amortization                         2,704,237       2,085,920
          Gain on sale of real estate                             912,501            --
          Changes in operating assets and liabilities:
          Decrease/(increase) in:
              Accounts receivable                                 239,495         408,045
              Notes receivable                                      6,382           5,509
              Step rent receivables                               127,212         (18,792)
              Lease commissions                                  (760,956)       (182,088)
              Deferred charges                                       --          (711,147)
              Other assets                                          7,476         (20,757)
          Increase/(decrease)in:
              Accounts payable and accrued expenses              (957,274)       (875,928)
              Due to general partners                             204,507          (3,024)
              Other liabilities                                   109,205         314,393
                                                             ------------    ------------
                 Total adjustments                              2,592,785       1,002,131
                                                             ------------    ------------
          Net cash provided by operating activities             2,021,001       1,210,692
                                                             ------------    ------------

Cash flows from investing activities:
      Acquisition of real estate                              (13,407,513)       (532,939)
      Sale of real estate                                      11,563,422            --
                                                             ------------    ------------
      Net cash used in investing activities                    (1,844,091)       (532,939)
                                                             ------------    ------------

Cash flows from financing activities:
      Mortgage proceeds                                         2,600,000       3,400,000
      Mortgage paid                                              (724,000)           --
      Capital repurchase                                         (353,191)       (640,713)
      Cash distributions to partners                           (2,764,578)     (2,835,392)
                                                             ------------    ------------
      Net cash used in financing activities                    (1,241,769)        (76,105)
                                                             ------------    ------------

Net increase/(decrease) in cash and short-term investments     (1,064,859)        601,648
Cash and short-term investments  at beginning of period         2,025,925         397,432
                                                             ------------    ------------
Cash and short-term investments at end of period             $    961,066    $    999,080
                                                             ============    ============



                 See accompanying notes to financial statements.




                                     7 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


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

                                       Three Months Ended             Nine Months Ended
                                 ----------------------------   ----------------------------
                                     1997            1996           1997            1996
                                 ------------    ------------   ------------    ------------
Rental income received in cash   $  3,639,440    $  2,063,476   $ 11,031,966    $  5,918,642
Step rent receivables                 (66,738)          6,264       (127,212)         18,792
                                 ------------    ------------   ------------    ------------
Rental income recognized         $  3,572,702    $  2,069,740   $ 10,904,754    $  5,937,434
                                 ============    ============   ============    ============



3.   Leases

     Minimum future rentals under noncancellable operating leases as of September 30, 1997 are as follows:

     Year ending December 31
     -----------------------

               1997                      $ 2,575,000
               1998                       10,473,000
               1999                        9,554,000
               2000                        8,811,000
               2001                        6,620,000
               Thereafter                 10,767,000
                                         -----------
               Total                     $48,800,000
                                         ===========


     In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and nine months ended September 30, 1997 and 1996, escalation charges amounted to $676,758 and $2,045,801 in 1997 and $380,445 and $963,951 in 1996.




                                     8 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


4.   Transactions with General Partners and Affiliates

     Fees earned and reimbursable expenses for the three and nine ended September 30, 1997 are:


                                                   Three             Nine
                                                   Months            Months
                                                   ------            ------

     Partnership management fees                 $  64,242        $  193,179
     Property management fees                      194,765           550,370
     Administration expenses                        --0--             25,000

     During the three and nine months ended September 30,1997, the Partnership paid to the General Partners leasing commission aggregating $356,886 and $486,826, respectively.

5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the nine months ended September 30, 1997 and 1996 amounted to $2,339,950 and $553,470, respectively.



                                     9 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1997


Liquidity and Capital Resources

     At September 30, 1997, the Partnership had cash and working capital of approximately $960,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts.

     The Partnership expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of approximately $41,831,200.

Results of Operations

     Rental revenues and all expenses (except General and Administrative) during the third quarter for the first nine months of 1997 increased from comparable periods in 1996 as a result of the acquisition of the New York and San Antonio properties. Net operating loss for the three months and nine months ended September 30, 1997 was due primarily to depreciation of recently acquired properties and amortization of deferred mortgage cost. Total net cash provided by operating activities for the first nine months of 1997 increased when compared to operating results of similar period of 1996.




                                    10 of 13

Item 6. Exhibits and Reports on Form 8-K


(a) No reports on Form 8-K were filed during the quarter in which this report is filed.




                                    11 of 13

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        CORPORATE REALTY INCOME FUND I,L.P
                                                  (Registrant)




Date: November 14, 1997                 By: /s/Robert F. Gossett, Jr.
                                            -----------------------------------
                                            Robert F. Gossett, Jr.
                                            President, Director





Date: November 14, 1996                 By: /s/Paula G. Gossett
                                            -----------------------------------
                                            Paula G. Gossett
                                            Treasurer, Vice President





                                    12 of 13

                                   SIGNATURES


              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CORPORATE REALTY INCOME FUND I, L.P.
                                           (Registrant)





Date:  November 14, 1997                   By:
                                                  President, Director






Date:  November 14, 1997                   By:
                                                  Treasurer, Vice President










                                    12 of 13