Form 10-K
period 1997-12-31
CORPORATE REALTY INCOME FUND I L P
filed 1998-04-01
CIK 785898

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

     For the fiscal year ended December 31, 1997

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-15796

                      CORPORATE REALTY INCOME FUND I, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3311993
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      475 Fifth Avenue, NY, NY                                      10017
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (212) 696-0701

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes___   No _X_

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

Documents Incorporated by Reference in Part IV of this Form 10-K

     None.

                      CORPORATE REALTY INCOME FUND I, L. P.

                           Annual Report on Form 10-K

                                December 31, 1997

                                Table of Contents

                                                                            Page
                                                                            ----

PART I    .....................................................................1

Item 1.      Business..........................................................1

Item 2.      Properties........................................................7

Item 3.      Legal Proceedings................................................13

Item 4.      Submission of Matters to a Vote of Security-Holders.
              ................................................................13

PART II   ....................................................................14

Item 5.      Market for Registrant's Securities and Related
             Security-Holder Matters..........................................14

Item 6.      Selected Financial Data..........................................16

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................16

Item 7A.     Quantitative and Qualitative Disclosures
                      About Market Risk.......................................20

Item 8.      Financial Statements and Supplementary Data......................20

Item 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................20

PART III  ....................................................................21

Item 10.     Directors and Executive Officers of the Registrant.
              ................................................................21

Item 11.     Executive Compensation...........................................23

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management.......................................................24

Item 13.     Certain Relationships and Related Transactions...................24

PART IV   ....................................................................26

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.........................................................26

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

     Registrant's business consists of owning and leasing to others the properties described in Item 2 below. Registrant's properties are leveraged as described below.

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

     Rental revenue from the following tenants at Registrant's properties each accounted for more than 10% of Registrant's total rental revenue for each of the years ended December 31, 1995, 1996 and 1997:

          a. For 1995, GTE Directories Corporation ("GTE") as tenant for the Directory Building (16%); The Austin Company ("Austin") as a tenant in the Austin Place Building (16%); James River Corporation of Nevada, Inc. ("James River") as tenant in the James River Warehouse (16%); and Mesa Operating Limited Partnership ("Mesa") as assignee of Tenneco Oil Company ("Tenneco"), the tenant under the original lease for the Marathon Oil Building (20%).

          b. For 1996 GTE as tenant for the Directory Building (25%); Austin as a tenant in the Austin Place Building (29%); and James River as tenant in the James River Warehouse (16%).

          c. For 1997, GTE as tenant for the Directory Building (16%) and Austin as a tenant in the Austin Place Building (10%).

     In February 1997, Registrant sold the James River Warehouse. In March 1997, it used the proceeds from such sale to purchase an office building in San Antonio, Texas.

Fleet Bank Loan

     Registrant's properties are subject to the lien of a first mortgage line-of-credit loan (the "Loan") from Fleet Bank, National Association (the "Bank"). On March 17, 1997, the terms of the Loan were amended to add the Alamo Towers in San Antonio, Texas as a project securing the Loan (see "Alamo Towers" below in this Item 1). As of March 19, 1998, the outstanding principal balance of the Loan was $41,323,200.

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

     The Loan matures on September 24, 2000 and the Bank is not required to fund any advances after September 30, 1999. The Loan required payment of a front-end fee in an amount equal to one and one-half percent (1.5%) of the amount of the total loan commitment, which amount aggregated $660,000. In addition, for each six month period ending September 30 and March 31, Registrant must pay an unused loan commitment fee equal to one-half percent (0.5%) of the difference between the average maximum loan commitment for the period and the average outstanding principal balance of the Loan for such period. In 1997, Registrant paid approximately $8,269 in such fees.

     The Loan bears interest on each advance of funds from the date of such advance at the Bank's Peg Rate, plus one-half percent (0.5%) per annum or, if Registrant so chooses, at the LIBOR rate (offered rates for Eurodollar deposits) or other market rate offered to the Bank (any such rate, a "Fixed Rate"), plus two percent (2.0%) per annum. The Peg Rate is the rate announced from time to time by the Bank as a means of pricing some of its loans to customers (not necessarily the lowest rate actually charged to any customer class or category). Registrant may elect to pay interest based on a Fixed Rate on the whole or a portion of the outstanding principal amount, upon notice to the Bank, but only in amounts of at least $1,000,000 and in additional integral multiples of $100,000. As of March 19, 1998, the Peg Rate was 9.0% (interest using this rate would be at 9.5%) and the 180-day Fixed Rate was 5.69141% (interest using this rate would be at 7.69141%). The aggregate outstanding balance of the Loan as of March 19, 1998 bears interest at rates ranging from 7.84375% (on $41,320,000) to

7.67188% (on $3,200), both of which reflect Registrant's election to base interest on LIBOR rates.

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

     The Loan Agreements contain continuing covenants regarding Registrant's financial condition and the conduct of its operations. Registrant's debt service coverage ratio (the ratio of cash from operations to a constant loan amortization payment) cannot be less than 1.40 to 1.0 and its loan to value ratio (the ratio of the outstanding principal balance of the Loan to the appraised value of its properties) cannot exceed fifty-five percent (55%). In addition, Registrant must maintain a liquid net worth (cash, short-term investments, and marketable securities) of at least $2,000,000. The Loan Agreements also provide that Registrant may distribute to its partners up to 90% of the sum of its operating net income plus depreciation and amortization. Registrant must also obtain the Bank's consent, not to be unreasonably withheld or delayed, to any lease of 10,000 or more rentable square feet (5,000 square feet for 475 Fifth Avenue and Alamo Towers).

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

     The sale price for the James River Warehouse was $12,875,000, exclusive of closing costs and commissions aggregating approximately $225,313 which were paid by Registrant. The purchase price was paid as follows: (i) the sum of $300,000.00 was paid as an earnest money deposit prior to closing; (ii) the amount of $131,998.00 was credited to the purchase price on account of deferred maintenance required for the property; and (iii) the balance of $12,443,002.00 was paid at closing.

     Registrant acquired the James River Warehouse in October 1987 for a purchase price of approximately $14,551,456, inclusive of acquisition fees. At the time of its sale, Registrant had a tax basis of approximately $11,500,000 in this property and resulting gain for tax purposes of approximately $1,000,000. For financial statement purposes, Registrant had a net basis of approximately $11,560,000 and a gain of approximately $912,500. The net proceeds of the sale of the James River Warehouse have been reinvested in the Alamo Towers property described below.

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

     The Alamo Towers is an office building consisting of two stand-alone 8-story towers with approximately 188,000 square feet of office space and 8,000 square feet of basement space. As of March 19, 1998, approximately 87% of the rentable square footage of office space in the Alamo Towers was leased, at an average current base rent of approximately $12.45 per square foot. Following is a schedule of the expirations of such leases.

================================================================================
                                                                    Avg. Current
                     Approximate                                    Base Rent/
Expiration           Square Feet              % of Total            Sq. Ft.
Year
--------------------------------------------------------------------------------
1998                      22,692              12.5%                 $13.17
--------------------------------------------------------------------------------
1999                      46,150              25.4%                 $12.61
--------------------------------------------------------------------------------
2000                      28,139              15.5%                 $13.49
--------------------------------------------------------------------------------
2001                      33,817              18.6%                 $12.23
--------------------------------------------------------------------------------
2002                      21,047              11.6%                 $10.11
--------------------------------------------------------------------------------
2004                       6,889              3.8%                  $13.00
================================================================================

     In 1997, Registrant expended approximately $89,000 on the following capital expenditures and deferred maintenance items: cooling tower replacement; elevator safety upgrades; energy management system replacement; heating, ventilation, and air conditioning repairs; emergency lighting repairs; and roof repairs. Over time, Registrant anticipates installing sprinklers on all floors of the towers at an estimated cost of $260,000 to $270,000, and refurbishing the lobby in each tower. Registrant has expended approximately $121,200 in tenant improvements to the Alamo Towers, including approximately $115,000 in 1997 and $6,200 to date in 1998.

     The San Antonio office market includes approximately 19,270,000 aggregate rentable square feet, of which approximately 10.6% is currently vacant. Asking rents in this market now average $14.48 per square foot. The north-central San Antonio market includes approximately 6,800,000 aggregate rentable square feet, of which approximately 7.2% is vacant and for which asking rents average approximately $15.84 per square foot. Class B buildings, including the Alamo Towers, feature an approximate 7.7% vacancy rate and an average asking rental rate of $14.87 per square foot.

     The purchase price paid by Registrant for the Alamo Towers, excluding capitalized closing and related costs, was $12,002,375. The purchase price was paid as follows: (i) the sum of $200,000.00 was paid as a deposit prior to closing; and (ii) the balance of $11,802,375.00 was paid at closing. The purchase price was financed from proceeds of the sale of the James River Warehouse, as described above.

     The $12,044,883 purchase price, including capitalized closing and related costs, for the Alamo Towers has been allocated $2,408,000 to the land and $9,636,883 to the building and improvements.

Financing Policies

     The General Partners expect to approximate Registrant's original intention of a loan to value ratio of 50%. Accordingly, it is expected that Registrant's total borrowings will approximate 50% of the sum of (i) the appraised values of its five remaining original properties plus (ii) the purchase price of additional properties acquired by Registrant. Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties. As of March 19, 1998, Registrant had a loan to value ratio of approximately 53%.

     The Loan has enabled Registrant to acquire additional properties, but has increased the risk of loss on its properties. Registrant may acquire additional properties, the purchase of which would be funded out of the proceeds of sale of one or more of Registrant's current properties. Registrant has no current agreements to sell any of its existing properties. To be profitable, Registrant's properties must generate cash flow in amounts sufficient to not only cover operating expenses but also to pay all financing costs.

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

Competition

     The Directory Building is fully leased to a single tenant on a net lease or substantially equivalent basis and does not face competition from other properties during the terms of such lease. The Flatiron Building is also currently fully leased. However, upon termination of these and any other leases, and for any of Registrant's other properties, Registrant does, and will continue to, compete with other properties for tenants. Depending upon market conditions and occupancy rates at the time and place of any vacancies in Registrant's properties, there is currently and there may be, in the future, intense competition in obtaining tenants to fill such vacancies. Furthermore, such competition has resulted and may result, because of reduced rental rates and required concessions to tenants, in decreases in the rental revenue received by Registrant and capital outlays necessary to fund tenant improvements. See Item 2 - "Properties" for a discussion of market conditions in the areas in which Registrant currently competes for tenants.

Employees

     Registrant currently employs 13 persons. The business of Registrant is managed by the General Partners. See Item 10 - "Directors and Executive Officers of the Registrant" and Item 13 - "Certain Relationships and Related Transactions."

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

     Effective August 1, 1997, Registrant leased the other 9,650 square feet (approximately 55% of which is office space) to American Color Graphics, Inc. for an initial five year term with a five year renewal option. Annual rent is $48,078 ($9.00 per square foot for the office space only) until July 31, 1998 and $86,850 ($9.00 per square foot for all 9,650 square feet) from August 1, 1998 to February 29, 2000. The annual rent for the period from March 1, 2000 to July 31, 2002 is $86,850, increased by the cumulative increase in the Consumer Price Index from August 1, 1997 to March 1, 2000 (but not more than a three percent increase). The tenant also reimburses Registrant for its proportionate share of operating expenses. In 1997, Registrant became obligated to expend approximately $75,000 in tenant improvements in connection with this lease.

     Market conditions in the Monterey Park area have improved in recent years after sharp declines from those prevailing at the time GE executed its initial lease for the building. The vacancy rate for commercial properties in such area approximates 20% for office buildings and 10% for industrial space. The GE Building is situated next to a 200,000 square foot Public Storage facility which, like the GE Building, consists of a front office with warehouse space in the rear. Such facility is currently approximately 95% occupied; rents approximate $8.64 per square foot. Rents approximate $21.00 per square foot for office space, $6.00 per square foot for warehouse space, and $12.00 per square foot for mixed office/warehouse space in this area.

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

     The amended lease requires approximate monthly rent of $173,800 through September 30, 2000. GTE must also pay additional rent equal to excess electric charges and operating expenses over base levels.

     In 1997, Registrant expended approximately $128,000 on capital improvements at the building, including installing a new airconditioning chiller. In connection with the GTE lease, Registrant has expended approximately $2,628,000 for tenant improvements, none of which was in 1997.

     The Las Colinas office market includes approximately 13,237,900 leasable square feet, of which approximately 94% was leased as of December 31, 1997. Weighted average rental rates for new leases at such properties range from approximately $22.43 to $23.09 per square foot.

Austin Place Building

     On December 30, 1986, Registrant acquired the Austin Place Building, a two-wing office building located in South Plainfield, New Jersey, for a purchase price of approximately $16,473,000, inclusive of acquisition fees. Registrant owns fee title to the Austin Place Building and its underlying five acres of land, subject to the lien of the Loan. The property was built in 1986 and contains approximately 106,600 net rentable square feet for use as a multi-tenant facility (reduced from 108,000 square feet as a single tenant facility).

     As of March 17, 1998, the property is approximately 83.8% leased, with 45,700 square feet leased to Austin (as discussed below) and the remaining approximate 43,650 square feet at an average current rent of approximately $18.45 per square foot. One of such leases has been extended past expiration pending negotiation of an expansion (approximately 4,100 square feet) and such other leases expire in December 2000 (approximately 17,900 square feet) and on May 31, 2007 (approximately 21,650 square feet). South Plainfield is included in the Route 287 submarket (approximately 6,400,000 square feet of which 15% is vacant), the Somerset County area (approximately 8,720,000 square feet, of which 6% is vacant), and the Central New Jersey area (approximately 41,373,000 square feet, of which 11% is vacant). Average rents for office space in such area approximate $18.00 to $22.00 per square foot. Registrant has expended approximately $2,205,000 for tenant improvements, all of which was incurred before 1997.

     Austin's lease is for 45,700 square feet and expires on December 31, 2001. It requires monthly rent payments of $92,009, adjusted to reflect consumer price index changes. Austin's lease also requires it to pay Registrant an amount equal to the operating costs of its allocable share of the property. Austin has vacated its space but has continued to make its lease payments in full. Austin's lease requires rent payments at a rate which is approximately 100% above the rental rate otherwise obtainable for such space.

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

     As of March 19, 1998, Registrant has rented all available space in the building to various tenants pursuant to leases providing for an average current rent of approximately $9.56 per square foot (exclusive of expenses). Such leases expire in 1998 (approximately 69,015 square feet), in 2001 (approximately 10,820 square feet), and in 2002 (approximately 16,235 square feet).

     On March 9, 1998, Integral Peripherals Inc., a tenant with an aggregate of approximately 54,135 square feet of space (56.3%) in the Flatiron Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Such space is leased pursuant to three separate leases, at rental rates ranging from $7.42 to $9.84 per square foot, all of which expire on October 31, 1998, and one of which (for approximately 22,315 square feet) has been the subject of early termination negotiations. This tenant is current on its rent payments under these leases. There is no assurance that the leases will be affirmed in the bankruptcy proceeding. There is also no assurance that the early termination agreement will be approved by the Bankruptcy Court. Such termination, and early terminations of leases of two other tenants, would provide space for a new prospective tenant which is negotiating a lease for approximately 33,000 square feet. Depending upon the outcome of this tenant's bankruptcy proceeding and Registrant's negotiations to lease its space for expiring tenancies, the Flatiron Building may experience significant vacancies.

     The Flatiron Building is zoned IG (Industrial General), which permits office use by manufacturers and industrial users (including software developers), but does not permit general office use by service providers such as attorneys and accountants. Registrant does not believe that such classification will adversely affect its ability to fully lease this building at market rates, and such classification does not affect any existing tenants (other than tenancies expiring in 1998 which are not being renewed).

     Market conditions in the Boulder area remain favorable for owners of commercial buildings. The market for the Boulder area contains approximately 7.0 million square feet of commercial space of which approximately 8.85% is vacant. Average rents for office space in such area range from approximately $12.00 to $16.00 per square foot, exclusive of expenses. Registrant has expended approximately $455,000, none of which was in 1997, for tenant improvements for the Flatiron Building.

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

     Marathon and its former affiliate, Koch Midstream Services Company ("Koch"), lease 62,625 square feet (including 4,344 in the basement) and 24,704 square feet (including 567 in the basement), respectively, in the building. Marathon's lease expires in 2001, subject to two five-year renewal options; Koch's lease also expires in 2001, but without any renewal option.

     Annual rent under such leases is approximately $750,600 ($8.75 per square foot, plus $6.00 per square foot for basement space). Marathon and Koch must also pay additional rent equal to their proportionate share of any increases in operating costs of the building after 1996. Registrant has funded tenant improvements of approximately $350,000 for Marathon and Koch, none of which was expended in 1997.

     Registrant leased approximately an additional 5,600 square feet in the building in January 1997 for a five-year term at a rent of $11.00 per square foot. Registrant funded tenant improvements of approximately $74,000 in 1997 in connection with this lease. The remaining space (approximately 3.2% of the office space, plus approximately 51% of the basement) is vacant and Registrant is seeking a tenant for such space; however, the space is difficult to rent and would require significant tenant improvements.

     Market conditions in the northwest section of Oklahoma City have continued recent improvements from the declines experienced after Tenneco executed its lease for the building. Such market contains approximately 4.85 million square feet of commercial space of which approximately 6.5% is vacant. Average rents for commercial space range from $8.00 to $18.00 per square foot, with a weighted average rate of $12.06 per square foot.

475 Fifth Avenue

     On December 6, 1996, Registrant purchased the land, building and other improvements commonly known as 475 Fifth Avenue, and situated in New York, New York, for $27,439,998, including capitalized closing and related costs. The property contains a multi-tenant office building comprised of approximately 240,000 square feet and is located on the southeast corner of 41st Street and Fifth Avenue in New York City; Registrant owns fee title to 475 Fifth Avenue, subject to the lien of the Fleet Bank loan, described above.

     475 Fifth Avenue is a 23-story office building with approximately 19,200 square feet of retail space on the first floor and basement, 215,700 square feet of office space, and 5,000 square feet of basement storage space. As of March 17, 1998, approximately 85.3% of the rentable square footage in the building was leased (including approximately 84.1% of the office space, 100% of the retail space, and 80.1% of the basement space), at an average current base rent of approximately $26.92 per square foot (approximately $23.33 per square foot of office space and $60.75 per square foot of retail space). Following is a schedule of the expirations of such leases.

================================================================================
                                                                    Avg. Current
Expiration           Approximate                                    Base Rent/
Year                 Square Feet            % of Total              Sq. Ft.
--------------------------------------------------------------------------------
1998                      11,949            5.1%                    $15.89
--------------------------------------------------------------------------------
1999                       8,044            3.4%                    $15.84
--------------------------------------------------------------------------------
2000                       9,308            4.0%                    $22.92
--------------------------------------------------------------------------------
2001                      18,453            7.9%                    $28.13
--------------------------------------------------------------------------------
2002                       1,296            0.6%                    $25.00
--------------------------------------------------------------------------------
2003                       6,823            2.9%                    $25.93
--------------------------------------------------------------------------------
2004                      40,110            17.1%                   $29.29
--------------------------------------------------------------------------------
2005                      32,507            13.8%                   $34.22
--------------------------------------------------------------------------------
2006                      16,144            6.9%                    $24.52
--------------------------------------------------------------------------------
2007                       5,636            2.4%                    $26.15
--------------------------------------------------------------------------------
2008                      47,399            20.2%                   $22.39
--------------------------------------------------------------------------------
2012                       2,947            1.3%                    $84.68
================================================================================

     Registrant's leases generally provide for a base rent, inclusive of an electricity charge, plus additional rent in the form of operating expense and real estate tax escalation factors. Registrant has commenced a capital improvement program, designed to increase rental rates and the value of the building, which includes the following: replacement of heating system risers ($400,000, completed in 1997 and early 1998) and radiators (estimated at $1,100,000, of which approximately $265,000 has been expended); installing a building-wide sprinkler system (estimated at $600,000 to $700,000 plus $10,000 to $35,000 for the distribution system on each floor); installing airconditioning in the lobby (approximately $100,000 to $150,000); upgrading the fire system and electrical closets on each floor (estimated at $300,000, of which approximately $65,000 has been expended); and window replacement (approximately $400,000, of which approximately $150,000 has been completed). Certain of such improvements can only be made as tenancies expire and thus will not be made for several years. These improvements have been, and are expected in the future to be, funded from working capital and loan drawdowns and eventually from anticipated increases in rental income.

     475 Fifth Avenue is situated in the Grand Central district of the New York City midtown market. Such district includes 79 buildings with approximately 34,200,000 aggregate rentable square feet, of which approximately 11.3% is currently vacant. Asking rents in this district average approximately $33.30 per square foot. The entire midtown market includes 361 buildings with approximately 194,500,000 aggregate rentable square feet, an approximate 9.1% vacancy rate, and average asking rents of approximately $35.86 per square foot.

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

     Registrant has administered a Unit Repurchase Plan since 1995, pursuant to which Registrant, in its discretion, has purchased outstanding Units. Any such purchases are made at prices no higher than the lowest current independent offer quotation. During 1997, Registrant repurchased 50,895 Units at a price of $10.75 per Unit. Registrant is limited by the terms of the Loan to an aggregate of $3,000,000 in Unit repurchases. In addition, repurchases both divert funds otherwise available for capital improvements and require a monthly reallocation of Unitholders' interests. For these reasons, in February 1998 Registrant suspended its Unit Repurchase Plan, electing to limit future repurchases, if any, to the final one or two months of a calendar year. To provide an alternative outlet for Unit sales, the General Partners or their affiliates may, during any periods of suspension in Registrant's Unit Repurchase Plan, purchase Units on the same terms and conditions as under the Unit Repurchase Plan.

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

     As of March 30, 1998, there were 2,996 Unitholders of record.

     The following represents per Unit cash distributions to investors for the fiscal years ended December 31, 1997 and 1996.

                                    Distribution
Quarter Ended                       Per Unit                   Payment Date
-------------                       --------                   ------------
December 31, 1997                   $   0.30                   February 1998

September 30, 1997                  $   0.30                   November 1997

June 30, 1997                       $   0.30                   August 1997

March 31, 1997                      $   0.30                   May 1997

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

Item 6. Selected Financial Data.

                         Year Ended         Year Ended         Year Ended         Year Ended         Year Ended
                         December 31,       December 31,       December 31,       December 31,       December 31,
                         1997               1996               1995               1994               1993
                         ------------       ------------       -----------        -----------        -----------
Operating
Revenues                 $ 14,799,866       $  9,142,369       $ 9,827,431        $ 8,957,620        $11,205,823

Net Income               $  (420,892)       $    677,914       $ 2,008,688        $ 2,450,563        $ 5,060,250

Net Income
per Unit (1)             $     (0.14)       $       0.22       $      0.62        $      0.76        $      1.57

Total Assets             $100,946,968       $102,983,279       $74,460,139        $76,388,992        $76,891,703

Long-Term
Obligations              $ 41,578,800       $ 39,955,200       $ 7,800,000        $ 7,800,000        $ 7,800,000

Distributions
per Unit
(1)(2)                   $       1.20       $       1.20       $      1.20        $      1.00        $      1.40

----------
(1) Per Unit numbers are based on 3,200,000 Units for all years except 1997, 1996 and 1995, which use a weighted average number of Units of 3,022,594, 3,087,170 and 3,184,222, respectively.

(2) Each year's distributions include funds distributed after the end of the year which are attributable to that year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At December 31, 1997, Registrant had cash and receivables of approximately $1,334,000 as contrasted to accounts payable and accrued expenses of approximately $1,986,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, the Loan provides a source of additional capital.

     Registrant has been investing capital in acquiring additional properties and improving its existing and additional properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. Registrant's acquisition of 475 Fifth Avenue in New York, New York and Alamo Towers in San Antonio, Texas and its sale of the James River Warehouse in Woodland, California demonstrate this policy. Capital resources have also been employed since the beginning of 1997 to make the following capital improvements: approximately $75,000 in tenant improvements in connection with a new lease at the GE Medical Systems Office Building; approximately $128,000 for capital improvements, including installing a new airconditioning chiller at the Directory Building; approximately $74,000 in tenant improvements in connection with a new lease at the Marathon Oil Building; approximately $880,000 in capital improvements at 475 Fifth Avenue; and approximately $89,000 in capital improvements and $121,200 in tenant improvements at Alamo Towers. Registrant may also require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $2,445,000) and Alamo Towers (estimated at $260,000 to $270,000). These additional capital improvements are expected to be made over several years, as tenancies expire.

     Integral Peripherals Inc., which leases approximately 56% of the Flatiron Building, pursuant to leases expiring in October 1998, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To the extent all or a portion of such space is unproductive for any length of time, Registrant will face an additional capital demand. However, this tenant's rental payments constituted only approximately three percent of Registrant's aggregate 1997 property revenues, so any effect is expected to be limited.

     To date, Registrant has funded its capital requirements from the Loan and, previously, out of working capital and through reductions in distributions to partners. Registrant's quarterly distribution to partners for each of the four quarters of 1997 was $0.30 per Unit. Registrant intends to maintain this level of distributions through 1998 and, if possible, thereafter. However, to the extent Registrant's sources of capital are inadequate for its requirements, Registrant may need to reduce or suspend distributions to partners, incur additional indebtedness, and/or dispose of one or more of its properties.

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

     Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its distributable cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Loan Agreements to 90% of cash from operations plus depreciation and amortization.

Results of Operations

1997 versus 1996

     Rental revenues increased significantly (61.8%) from 1996 to 1997, reflecting a full year's operations at 475 Fifth Avenue and the acquisition of Alamo Towers, more than offsetting the sale of the James River Warehouse, plus the leasing in 1997 of previously vacant space in the GE Medical Systems Office Building and the Marathon Oil Building.

     Interest expense in 1997 increased substantially (232.2%) from 1996, reflecting a full year's expense of the Fleet Bank loan ($42,600,000 in aggregate advances) as compared to the PNC Bank loan ($7,800,000 line of credit). Depreciation increased in 1997 by 19.6% because of the excess of property acquisitions (475 Fifth Avenue and Alamo Towers) over dispositions (James River Warehouse) and because of capital improvements made at 475 Fifth Avenue, Alamo Towers, and the Directory Building. Amortization increased by 53.6% from 1996 to 1997 primarily because of financing costs related to the Fleet Bank loan. The net effect of the acquisition of 475 Fifth Avenue and Alamo Towers as contrasted to the disposition of the James River Warehouse is primarily responsible for the 136.4% increase in property operation expenses in 1997. Management fees increased by 78.3% in 1997 primarily due to property management fees computed as a percentage of Registrant's increased rental revenues. General and administrative expenses decreased by 7.6% primarily because of the absence in 1997 of due diligence expenses incurred in 1996 in investigating property acquisitions which were not ultimately consummated.

     Registrant realized a net loss from real estate operations of $1,333,393 in 1997 as compared to net income of $677,914 in 1996. A $912,501 gain from the sale of the James River Warehouse in 1997 reduced the net loss to $420,892. After adjusting for non-cash items (principally depreciation and amortization), operations generated cash flows of approximately $2,710,000 in 1997 and $3,620,000 in 1996 (a 25.2% decrease). The $912,501 gain from the sale of the James River Warehouse increased cash flows in 1997 to approximately $3,620,000, the level achieved in 1996.

     The net loss from real estate operations in 1997 is primarily attributable to the inability of current operations at 475 Fifth Avenue and Alamo Towers to offset the financing costs of the Loan. Registrant expects the combination of its capital improvement program and rising market rental rates to restore its real estate operations to profitability. Registrant initially concentrated its capital improvement program on 475 Fifth Avenue, conditioning the building, after tenant improvement construction and any rent concession periods, to realize the benefits of rising market rental rates as it leases vacant space and renews or replaces expiring tenancies. Registrant intends to fully implement its capital improvement program at Alamo Towers in 1998. Leasing its vacant space (approximately 16% of office space at 475 Fifth Avenue and 13% of office space at Alamo Towers) will provide additional rental revenues with little additional operating expenses.

1996 versus 1995

     Rental revenues in 1996 decreased slightly (0.3%) from 1995 primarily as a result of the expiration of Tenneco's original lease for the Marathon Oil Building in February 1996 and the subsequent leasing of less than all of such space to Marathon and Koch at lower rents. Other income dropped significantly (94.2%) from 1995 to 1996, reflecting the receipt in 1995 of $227,000 of other income attributable to Gypsum (a former tenant of the Austin Place Building) and Registrant's receipt in 1995 of a large real estate tax refund attributable to the Austin Place Building.

     Interest expense in 1996 increased by 31.7% from 1995, primarily because of the replacement of the PNC Bank loan with the greater amount of the Fleet Bank loan. Depreciation increased by 5.3% because of additional tenant improvements made by Registrant and the purchase in December 1996 of 475 Fifth Avenue. Amortization increased by 44.6% in 1996 primarily due to financing costs incurred in connection with the Fleet Bank loan. The acquisition of 475 Fifth Avenue in December 1996 is largely responsible for the increase (9.4%) in property operation expenses. Professional fees decreased in 1996 (61.8%) in comparison to the increased level of due diligence investigations of possible property acquisitions in 1995. General and administrative expenses increased by 53.8% in 1996 primarily due to significant due diligence expenses incurred by Registrant in 1996 in investigating possible property acquisitions which were not ultimately consummated.

     Net income was $677,914 in 1996 as compared to $2,008,688 in 1995 (a 66.3%
decrease). After adjusting for non-cash items (principally deferred revenue, depreciation, and amortization), operations generated cash flows of approximately $3,620,000 in 1996 and $4,160,000 in 1995 (a 13.0% decrease).

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

Year 2000 Considerations

     Registrant has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. Registrant also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with Registrant's systems or otherwise impact its operations. Registrant is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

     Registrant is currently replacing its computer software system, which is scheduled to be completed in early 1999. While Registrant believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which Registrant's systems and operations rely will be converted on a timely basis and will not have a material effect on Registrant. The cost of the Year 2000 initiatives is not expected to be material to Registrant's results of operation or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Registrant does not invest in any market risk sensitive instruments, for trading purposes or for other purposes.

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

          The directors and executive officers of the Corporate General Partner are as follows:

                                                                     Officer/
                                                                     Director
     Name                  Age           Position                      Since
     ----                  ---           --------                      -----

Robert F. Gossett, Jr.     54      President, Treasurer
                                     and Director                      1994
Pauline G. Gossett         54      Secretary                           1994

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

     Registrant employs the following employees who make significant contributions to the business of Registrant:

                                                                    Employee
     Name                   Age             Position                Since
     ----                   ---             --------                -----

James N. Walsh               44         Property Manager             1997
John R. Anthis, Jr.          57         Property Manager             1997
Wallis J. Hoskins            44         Property Manager             1993
Madeline Matlak              32         Fund Administrator           1994

     James N. Walsh is the Property Manager for 475 Fifth Avenue. Mr. Walsh has been designated a Real Property Administrator (RPA) by the Building Owners and Managers Association. From 1989 to 1997, he was a building manager, comptroller, and leasing manager for 584 Operating Corp., the owner of an office building in New York, New York which is similarly sized to 475 Fifth Avenue. Prior thereto, Mr. Walsh served for four years as an assistant comptroller and construction accountant for the residential division of Cadillac Fairview. He also acted for four years as a project accountant for residential properties owned by Olympia & York. Mr. Walsh received a B.B.A. degree in accounting from Iona College.

     John R. Anthis, Jr. is the Property Manager for Alamo Towers. Mr. Anthis has been designated a Real Property Administrator (RPA, 1983) by the Building Owners and Managers Association (San Antonio BOMA Manager of the Year, 1986-1987) and a Certified Property Manager (CPM, 1988) and is a licensed real estate broker in Texas. Mr. Anthis was a member of the Board of Directors of the Texas State Building Owners and Managers Association (1978 to 1980 and 1982 to 1990; President 1988 to 1989), the San Antonio Building Owners and Managers Association (1979 to 1982 and 1984 to 1986; President 1978 to 1979), and San Antonio Institute of Real Estate Management (1992 to present; President in
1995). From 1995 to 1997, he was a sales representative and a branch manager for Associated Building Services, a commercial real estate cleaning company in San Antonio. Mr. Anthis was General Manager of Homart Development Co. from 1987 to 1994, managing a 200,000 square foot office building and parking garage. From 1975 to 1986, he was a Vice President for Bank Alamo (and its pre-merger predecessor, San Antonio Bank & Trust Co.), managing office buildings and parking garages. Mr. Anthis also served as a Manager for Koger Properties, Inc. from 1973 to 1975, leasing a 14 building office park. Mr. Anthis served in the U.S. Army from 1963 to 1969, earning the Bronze Star Medal-Meritorious Service. He received a B.S. degree in Civil Engineering from Texas A&M University and an M.B.A. degree in Management from Georgia State University.

     Wallis J. Hoskins is the Property Manager for the Austin Place Building. For the 20 years prior thereto he was employed by The Prudential Insurance Company of America, from 1981 to 1992 as a facilities manager for company-owned buildings and from 1973 to 1980 as a claims approver.

     Madeline Matlak is the Fund Administrator of the Registrant. Mrs. Matlak was formerly employed as a Fund Administrator in the Direct Investment Department of Smith Barney, Inc. (1989 through 1994).

     Based solely upon its review of copies of Forms 3 received by it during 1997, and written representations from reporting persons that no Forms 5 were required for such persons for 1997, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 1997 and prior years were complied with on a timely basis except as previously reported.

Item 11. Executive Compensation.

     Registrant is not required to and did not pay remuneration to the officers and directors of the Corporate General Partner. However, the General Partners and/or their affiliates receive compensation for services performed for Registrant.

                           Summary Compensation Table

                           Share of
                           Adjusted Cash    Management Leasing     Expense
Name                 Year  from Operations  Fees       Commissions Reimbursement
----                 ----  ---------------  ----       ----------- -------------

Corporate General
Partner              1997       $29,419     $806,602      -0-      $ 48,298

Individual General
Partner              1997       $ 7,355     $201,650      -0-      $ 12,074

Corporate General
Partner              1996       $30,071     $452,415     88,467    $132,829

Individual General
Partner              1996       $ 7,518     $113,104     22,117    $ 33,207

Corporate General
Partner              1995       $31,006     $445,625   $194,490    $106,714

Individual General
Partner              1995       $ 7,752     $111,406   $ 48,623    $ 26,679

     See Item 13 - "Certain Relationships and Related Transactions" for a discussion of the above compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 15, 1998 no person was known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

     As of March 15, 1998, neither the Individual General Partner nor the Corporate General Partner nor any of its directors or officers owned any Units of Registrant.

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

     The General Partners received $36,774 ($29,419 to the Corporate General Partner and $7,355 to the Individual General Partner) as their allocable share (1%) of adjusted cash from operations with respect to the year ended December 31, 1997. For the year ended December 31, 1997, $4,209 (1%) of Registrant's net loss was allocated to the General Partners ($3,367 to the Corporate General Partner and $842 to the Individual General Partner).

     The General Partners or their affiliates are also entitled to receive: a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from operations less the asset management fee; an asset management fee for managing Registrant's funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property management services for Registrant's properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases. During the year ended December 31, 1997, the General Partners earned and were paid an aggregate of $1,008,252 of such management fees ($806,602 to the Corporate General Partner and $201,650 to the Individual General Partner). At December 31, 1997 all of such fees had been paid.

     The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at a rate equal to 3% of the gross revenue for the first five years of each lease signed where the General Partners performed such leasing services. During the year ended December 31, 1997, no such fees were paid to the General Partners.

     During the year ended December 31, 1997, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant's operations aggregating $60,372 ($48,298 to the Corporate General Partner and $12,074 to the Individual General Partner).

                                                        PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.

         (a)(1), (2)See page F-2.
                                                                      Sequential
                                                                        Page
                                                                        Number
                                                                      ----------
            (a)(3)  Exhibits:

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

                                                                      Sequential
                                                                        Page
                                                                        Number
                                                                      ----------

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

               (f)  Lease dated as of April 20,
                    1994 between Registrant and
                    GTE.1


               (g)  Amendment No. 1 to Lease dated
                    as of July 29, 1994 between
                    Registrant and GTE.1

----------
     1 Incorporated by reference to Exhibits 10(y), (z), and (aa) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

                                                                      Sequential
                                                                        Page
                                                                        Number
                                                                      ----------

               (h)  Amendment No. 2 to Lease dated
                    as of February 22, 1995
                    between Registrant and GTE.1

               (i)  Secured Promissory Note dated September
                    26, 1996, made by Registrant.2

               (j)  Loan Agreement dated as of September 26,
                    1996 between Registrant and Fleet Bank,
                    N.A.2

               (k)  Environmental Compliance and
                    Indemnification Agreement dated
                    __________, 1996, made by Registrant.2

               (l)  First Amendment of Loan Agreement and
                    Note dated December __, 1996 between
                    Registrant and Fleet Bank, N.A..2

               (m)  Deed of Trust,
                    Assignment of Rents,
                    Security Agreement and
                    Fixture Filing dated
                    September 26, 1996,
                    made by Registrant with
                    respect to the GE
                    Medical Systems Office
                    Building.2

               (n)  First Amendment to Deed of Trust dated
                    December __, 1996, made by Registrant
                    with respect to the GE Medical Systems
                    Office Building.2

----------
     2    Incorporated by reference to Exhibits 10(i), (j), (k), (l), (m), (n),
          (o), (p), (q), (r), (s), (t), (u), (v), (w), (x), (y), (z), (aa),
          (bb), and (cc) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                                                                      Sequential
                                                                        Page
                                                                        Number
                                                                      ----------

               (o)  Deed of Trust, Assignment of Rents,
                    Security Agreement and Fixture Filing
                    dated September 26, 1996, made by
                    Registrant with respect to the Flatiron
                    Building.2

               (p)  First Amendment to Deed of Trust dated
                    December __, 1996, made by Registrant
                    with respect to the Flatiron Building.2

               (q)  Mortgage, Assignment of
                    Leases and Rents and
                    Security Agreement
                    dated September 26,
                    1996, made by
                    Registrant with respect
                    to the Austin Place
                    Building.2

               (r)  First Amendment to
                    Mortgage dated December
                    __, 1996, made by
                    Registrant with respect
                    to the Austin Place
                    Building.2

               (s)  Mortgage, Assignment of
                    Leases and Rents and
                    Security Agreement
                    dated December __,
                    1996, made by
                    Registrant with respect
                    to 475 Fifth Avenue.2

               (t)  Mortgage, Assignment of
                    Leases and Rents,
                    Security Agreement and
                    Fixture Filing dated
                    September 26, 1996,
                    made by Registrant with
                    respect to the Marathon
                    Oil Building.2

----------

                                                                      Sequential
                                                                        Page
                                                                        Number
                                                                      ----------

               (u)  First Amendment to
                    Mortgage dated December
                    __, 1996, made by
                    Registrant with respect
                    to the Marathon Oil
                    Building.2

               (v)  Deed of Trust,
                    Assignment of Rents,
                    Security Agreement and
                    Fixture Filing dated
                    September 26, 1996,
                    made by Registrant with
                    respect to the
                    Directory Building.2

               (w)  First Amendment to Deed
                    of Trust dated December
                    __, 1996, made by
                    Registrant with respect
                    to the Directory
                    Building.2

               (x)  Sale Agreement dated as of November
                    13, 1996 between Metropolitan Life
                    Insurance Company and Registrant with
                    respect to 475 Fifth Avenue, including
                    as Exhibits:

                      (i)    Bargain and Sale Deed;
                     (ii)    Form of Assignment of Leases;
                    (iii)    Form of Assignment of Contracts.2

               (y)  Purchase and Sale Agreement dated as of
                    February 5, 1997 between Registrant and
                    Pacific Gulf Properties Inc. with respect to the James River Warehouse, including as
                    Exhibits:

                     (i)     Assignment and Assumption Agreement;
                    (ii)     Form of Deed.2

               (z)  First Amendment to Purchase and Sale
                    Agreement dated February 21, 1997 with
                    respect to the James River Warehouse.2

----------

               (aa) Purchase and Sale Agreement dated as of
                    January 28, 1997 between St. Paul Properties,
                    Inc. and Registrant with respect to the Alamo
                    Towers, including as Exhibits:

                      (i)    Bill of Sale;
                     (ii)    Assignment and Assumption Agreement;
                    (iii)    Form of Deed.2

               (bb) First Amendment to Purchase and Sale
                    Agreement dated February 19, 1997 with
                    respect to the Alamo Towers.2

               (cc) Second Amendment of Loan Agreement
                    dated March 17, 1997 among Fleet Bank,
                    First American Bank Texas SSB, and
                    Registrant.2

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



                                          CORPORATE REALTY INCOME FUND I, L.P.
                                                           (Registrant)


                                          By: 1345 REALTY CORPORATION
                                              as Corporate General Partner



Dated: March 30, 1998                     By: /s/ Robert F. Gossett, Jr.
                                              ----------------------------------
                                              ROBERT F. GOSSETT, JR.,
                                              President



Dated: March 30, 1998                     By: /s/ Robert F. Gossett, Jr.
                                              ----------------------------------
                                              ROBERT F. GOSSETT, JR.
                                              Individual General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.


                                          1345 REALTY CORPORATION


Dated: March 30, 1998                     By: /s/ Robert F. Gossett, Jr.
                                              ----------------------------------
                                              Robert F. Gossett, Jr.
                                              President, Director



Dated: March 30, 1998                     By: /s/ Pauline G. Gossett
                                              ----------------------------------
                                              Pauline G. Gossett
                                              Secretary

Corporate Realty Income Fund I, L.P.

List of Financial Statements and Financial Statement Schedules

The following financial statements of Corporate Realty Income Fund I, L.P. are included in Item 8:

Report of Independent Auditors - Ernst & Young LLP.....................................................F-3
Report of Independent Auditors - KPMG Peat Marwick LLP.................................................F-4


Financial Statements

Balance Sheets as of December 31, 1997 and 1996........................................................F-5
Statements of Operations for the years ended December 31, 1997, 1996 and 1995..........................F-6
Statements of Changes in Partners' Capital for the years ended
 December 31, 1997, 1996 and 1995......................................................................F-7
Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995..........................F-8
Notes to Financial Statements..........................................................................F-9
Schedule III - Real Estate and Accumulated Depreciation...............................................F-20

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or
(3) the schedules are inapplicable.

                         Report of Independent Auditors


To the Partners of
Corporate Realty Income Fund I, L.P.

We have audited the accompanying balance sheet of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) as of December 31, 1997 and the related statements of operations, changes in partners' capital and cash flows for the year then ended. We also have audited the financial statement schedule listed on the Index at Item 14 (a). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Realty Income Fund I, L.P. as of December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   /s/  Ernst & Young LLP


New York, New York
January 30, 1998

                          Independent Auditors' Report


The Partners
Corporate Realty Income Fund I, L.P.:

We have audited the financial statements of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) as listed in the accompanying index insofar as they relate to December 31, 1996 and each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Realty Income Fund I, L.P. as of December 31, 1996 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP

                                                           KPMG Peat Marwick LLP


New York, New York
February 5, 1997

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                                                                           December 31,
                                                                                                    1997                   1996
                                                                                               ------------------------------------
Assets
Real estate, at cost:
   Land                                                                                        $  19,875,846          $  19,086,425
   Buildings and improvements                                                                     92,162,859             93,885,121
   Equipment and furniture                                                                            78,029                     --
                                                                                               ------------------------------------
                                                                                                 112,116,734            112,971,546
   Less accumulated depreciation                                                                  18,592,878             18,553,069
                                                                                               ------------------------------------
                                                                                                  93,523,856             94,418,477
Cash and cash equivalents at cost, which approximates market value                                   855,840              2,025,925
Accounts receivable                                                                                  478,380                431,889
Due from general partners                                                                            158,248                 99,797
Note receivable                                                                                        2,628                 10,312
Deferred rent receivable                                                                           2,955,384              2,945,163
Deferred financing costs, net of accumulated amortization of
   $507,542 in 1997 and $180,636 in 1996                                                           1,015,084              1,395,740
Lease commissions, net of accumulated amortization of
   $1,866,901 in 1997 and $1,400,260 in 1996                                                       1,844,392              1,545,245
Deposits and other assets                                                                            113,156                110,731
                                                                                               ------------------------------------
Total assets                                                                                   $ 100,946,968          $ 102,983,279
                                                                                               ====================================

Liabilities and partners' capital
Accounts payable and accrued expenses                                                          $   1,986,273          $   1,198,537
Mortgage loan payable                                                                             41,578,800             39,955,200
Other liabilities                                                                                  1,141,712                943,966
                                                                                               ------------------------------------
Total liabilities                                                                                 44,706,785             42,097,703
Commitments and contingencies
Partners' capital:
   General partners:
      Capital contributions                                                                            1,000                  1,000
      Net income                                                                                     375,926                380,135
      Cash distributions                                                                            (530,944)              (494,170)
                                                                                               ------------------------------------
                                                                                                    (154,018)              (113,035)
                                                                                               ------------------------------------
   Limited partners: ($25 per unit; 4,000,000 units authorized,
     2,992,211 and 3,043,106 issued and outstanding in 1997 and
     1996, respectively):
       Capital contributions, net of offering costs                                               71,818,166             72,365,286
       Net income                                                                                 37,216,567             37,633,250
       Cash distributions                                                                        (52,640,532)           (48,999,925)
                                                                                               ------------------------------------
                                                                                                  56,394,201             60,998,611
                                                                                               ------------------------------------
Total partners' capital                                                                           56,240,183             60,885,576
                                                                                               ------------------------------------
Total liabilities and partners' capital                                                        $ 100,946,968          $ 102,983,279
                                                                                               ====================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations

                                                                          For the year ended December 31,
                                                                1997                   1996                 1995
                                                            -------------------------------------------------------
Revenue:
   Rental                                                   $ 14,726,541          $  9,101,611         $  9,127,768
   Interest and other income                                      73,325                40,758              699,663
                                                            -------------------------------------------------------
                                                              14,799,866             9,142,369            9,827,431
                                                            -------------------------------------------------------
Expenses:
   Interest                                                    3,207,254               965,540              733,005
   Depreciation                                                3,084,463             2,578,638            2,448,270
   Amortization                                                  847,297               551,760              381,533
   Property operations                                         7,321,229             3,097,440            2,831,459
   Management fees                                             1,008,252               565,519              557,031
   Professional fees                                             204,301               207,379              543,573
   General and administrative                                    460,463               498,179              323,872
                                                            -------------------------------------------------------
                                                              16,133,259             8,464,455            7,818,743
                                                            -------------------------------------------------------

(Loss) income from real estate operations                     (1,333,393)              677,914            2,008,688
Gain on sale of real estate                                      912,501                    --                   --
                                                            -------------------------------------------------------
Net (loss) income                                           $   (420,892)         $    677,914         $  2,008,688
                                                            =======================================================

Net loss (income) allocated:
   General partners                                               (4,209)                6,779               20,087
   Limited partners                                             (416,683)              671,135            1,988,601
                                                            -------------------------------------------------------
                                                            $   (420,892)         $    677,914         $  2,008,688
                                                            =======================================================

Net (loss) income per unit of limited partnership
   interest                                                 $      (0.14)         $       0.22         $       0.62
                                                            =======================================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                   Statements of Changes in Partners' Capital

                                                                            General               Limited
                                                     Total                  Partners             Partners
                                                 -----------------------------------------------------------
Partners' capital (deficit) at
   December 31, 1994                             $ 67,520,256             $ (63,556)            $ 67,583,812
     Redemption of units                             (775,247)                   --                 (775,247)
     Cash distributions to partners                (3,875,748)              (38,756)              (3,836,992)
     Net income                                     2,008,688                20,087                1,988,601
                                                 -----------------------------------------------------------
Partners' capital (deficit) at
   December 31, 1995                               64,877,949               (82,225)              64,960,174
     Redemption of units                             (911,364)                   --                 (911,364)
     Cash distributions to partners                (3,758,923)              (37,589)              (3,721,334)
     Net income                                       677,914                 6,779                  671,135
                                                 -----------------------------------------------------------
Partners' capital (deficit) at
   December 31, 1996                               60,885,576              (113,035)              60,998,611
     Redemption of units                             (547,120)                   --                 (547,120)
     Cash distributions to partners                (3,677,381)              (36,774)              (3,640,607)
     Net loss                                        (420,892)               (4,209)                (416,683)
                                                 -----------------------------------------------------------
Partners' capital (deficit) at
   December 31, 1997                             $ 56,240,183             $(154,018)            $ 56,394,201
                                                 ===========================================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                                                                            For the year ended December 31,
                                                                    1997                 1996                  1995
                                                               --------------------------------------------------------
Operating activities
Net (loss) income                                              $   (420,892)         $    677,914          $  2,008,688
                                                               --------------------------------------------------------
Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Depreciation and amortization                                3,931,760             3,130,398             2,829,803
     Gain on sale of marketable securities                               --                    --               (27,682)
     Gain on sale of real estate                                   (912,501)                   --                    --
     Increase in deferred rent receivable                           (10,221)             (160,361)             (543,871)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                   (46,491)                5,302              (391,910)
       Increase in due from general partners                        (58,451)              (55,009)             (116,673)
       Decrease in note receivable                                    7,684                 7,382                 7,093
       Increase in deposits                                              --               (38,600)                   --
       Increase in leasing commissions                             (765,788)             (310,302)             (403,296)
       (Increase) decrease in other assets                           (2,425)                2,635                12,139
       Increase (decrease) in accounts payable and
         accrued expenses                                           787,736              (258,492)              757,925
       Increase in other liabilities                                197,746               618,805                27,414
                                                               --------------------------------------------------------
Total adjustments                                                 3,129,049             2,941,758             2,150,942
                                                               --------------------------------------------------------
Net cash provided by operating activities                         2,708,157             3,619,672             4,159,630
                                                               --------------------------------------------------------
Investing activities
Proceeds from sale of marketable securities                              --                    --               128,579
Proceeds from sale of real estate                                12,475,923                    --                    --
Acquisition of real estate                                      (13,753,264)          (27,928,966)             (502,504)
                                                               --------------------------------------------------------
Net cash (used in) investing activities                          (1,277,341)          (27,928,966)             (373,925)
                                                               --------------------------------------------------------
Financing activities
Deferred financing costs                                                 --            (1,547,126)              (29,250)
Proceeds from mortgage loan payable                               2,600,000            42,000,000                    --
Repayments of mortgage loan payable                                (976,400)           (9,844,800)                   --
Redemption of units                                                (547,120)             (911,364)             (775,247)
Cash distributions to partners                                   (3,677,381)           (3,758,923)           (3,875,748)
                                                               --------------------------------------------------------
Net cash (used in) provided by financing activities              (2,600,901)           25,937,787            (4,680,245)
                                                               --------------------------------------------------------
Net (decrease) increase in cash and cash equivalents             (1,170,085)            1,628,493              (894,540)
Cash and cash equivalents at beginning of
   year                                                           2,025,925               397,432             1,291,972
                                                               --------------------------------------------------------
Cash and cash equivalents at end of year                       $    855,840          $  2,025,925          $    397,432
                                                               ========================================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1997

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

The initial capital was $1,025 representing capital contributions of $1,000 by the general partners and $25 by the original limited partner. The Partnership commenced operations on June 2, 1986 with the acceptance of subscriptions for 1,082,640 Depositary Units of limited partnership interest (the "Units"). The Partnership has authorized the issuance of up to 4,000,000 Units. The Partnership sold 3,200,000 Units, representing $80,000,000, which completed the offering. Upon the first admittance of the additional limited partners and unitholders, the original limited partner withdrew from the Partnership.

Offering costs incurred in connection with the initial offering are nonamortizable and have been deducted from limited partners' capital.

During 1997 and 1996, 50,895 and 84,778 units, respectively, were redeemed from unitholders and canceled.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)


2.   Significant Accounting Policies

Depreciation

Depreciation of buildings for financial reporting purposes is computed under the straight-line method over an estimated economic useful life of forty years. Depreciation of buildings for tax purposes is determined in accordance with the Accelerated Cost Recovery System.

Deferred Financing Costs

Deferred financing costs are being amortized using the straight-line method over the term of the loan agreement.

Deferred Rent

Rental income is recognized on the straight-line basis over the entire term of the lease including rent-free periods. Accordingly, rental income for the years ended December 31, 1997, 1996 and 1995, includes approximately $169,154, $160,361 and $543,871, respectively, of the excess of income on the straight-line basis over the actual amount billed. During 1997, upon the sale of the James River Building, deferred rent receivable of approximately $158,933 was written-off.

Income Taxes

No provision for income taxes has been made since all items of income or losses and tax benefits are passed through to the individual partners. At December 31, 1997 and 1996, the net difference between the tax bases and the reported amounts of assets and liabilities was $13,839,658 and $14,367,316, respectively.

Cash Equivalents

The Partnership considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist principally of money market funds, are carried at cost which approximates market value.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Partnership's accounts receivable and note receivable, deposits, accounts payable and accrued expenses, interest payable and mortgage loan payable are carried at cost, which approximates fair value.

Adoption of Recently Issued Accounting Standards

The Partnership adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the Partnership's assets, which are held for use, are measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairment losses were required on any of the properties owned by the Partnership.

Use of Estimates

The general partners have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information", ("Statement 131") is effective for financial statements issued for periods beginning after December 15, 1997. Statement 131 requires disclosures about segments of an enterprise and related information regarding the

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

different types of business activities in which an enterprise engages and the different economic environments in which it operates.

The Partnership does not believe that the implementation of Statement 131 will have a material impact on its financial statements.

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

The Partnership Agreement further provides that net income shall be allocated to each calendar month of the year and shall be apportioned on a monthly basis to the holders of interests in the ratio in which the number of interests owned by each limited partner or unitholder on the first day of the month bears to the total number of interests owned by the limited partners and unitholders as of that date.

The amount of net income per limited partnership unit was calculated using the weighted average number of units outstanding of 3,022,492, 3,087,170 and 3,184,222 in 1997, 1996 and 1995, respectively.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

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

The building was fully leased to GE through October 21, 1995. In October 1995, GE renewed its lease with respect to 52% of the rentable area of the building for a term which expires in October 2000. The remaining 48% of the building is leased to American Color Graphics, Inc. for a term which expires in July 2002.

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

As of December 31, 1997, the building was 100% leased to GTE Directories Corporation for a term which expires on September 30, 2000. Rent from the tenant represented 16% and 25% of the Partnership's total rental revenue in 1997 and 1996, respectively.

Austin Place Building

On December 30, 1986, the Partnership purchased the Austin Place Building, an office building located in South Plainfield, New Jersey, and the five acres of underlying land. The property contains approximately 106,600 square feet of net rentable area.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

4.   Investments in Real Estate (continued)

Austin Place Building (continued)

The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $16,473,000.

As of December 31, 1997, the building was 100% leased to various tenants under leases with terms ranging from four to fifteen years.

Rent from one of the tenants, The Austin Company, represented 10% and 29% of the Partnership's total rental revenue in 1997 and 1996, respectively.

James River Building

On October 16, 1987, the Partnership purchased the James River Building (formerly the Crown Zellerbach building) located in Woodland, California (a suburb of Sacramento), and the 21 acres of underlying land. The building contains approximately 570,000 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $14,551,456. The building was net leased to James River Corporation of Nevada, Inc. for a term which expires in January, 2002. On February 28, 1997, the land and building were sold to an unrelated party for $12,875,000.

Rent from the tenant, James River Corporation of Nevada, Inc., represented 16% of the Partnership's total rental revenue in 1996.

Flatiron Building

On January 5, 1988, the Partnership purchased the Flatiron Building (formerly the Cadnetix Building) located in Boulder, Colorado, and the five acres of underlying land. The building contains approximately 96,000 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of $9,003,085.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

4.   Investments in Real Estate (continued)

Flatiron Building (continued)

As of December 31, 1997, the building was 100% leased to various tenants under leases with terms ranging from three to five years.

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

As of December 31, 1997, the building was 93% leased to various tenants. The Marathon Oil Company ("Marathon") leases 62,600 square feet of space pursuant to five-year lease which expires in February, 2001, and a two-year lease with a former affiliate of Marathon with respect to 24,700 square feet of space which expires in February 2001. Approximately 5,600 square feet of remaining space is leased to another tenant for a term of five years.

475 Fifth Avenue

On December 6, 1996 the Partnership purchased an office building and the underlying land located at 475 Fifth Avenue, New York, New York. The building contains approximately 240,000 net rentable square feet.

The terms of the agreement with the seller provided for a purchase price, including acquisition fees of $27,439,998.

As of December 31, 1997, the building was 85% leased to various tenants under operating leases with remaining terms ranging from one to eleven years.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

4.   Investments in Real Estate (continued)

Alamo Towers

On March 17, 1997, the Partnership purchased an office building and the underlying land located in San Antonio, Texas, for a purchase price, excluding capitalized closing and related costs, of $12,002,375. The building contains approximately 196,000 net rentable square feet.

As of December 31, 1997, the building was 80% leased to various tenants under operating leases with remaining terms ranging from one to seven years.

5.   Leases

Minimum future rentals from tenants under noncancellable operating leases as of December 31, 1997 are approximately as follows:

Year ending December 31:

          1998                                                     $12,012,000
          1999                                                      11,229,000
          2000                                                      10,213,000
          2001                                                       7,264,000
          2002                                                       5,137,000
          Thereafter                                                15,494,000
                                                                   -----------
          Total                                                    $61,349,000
                                                                   ===========

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 1997, 1996, and 1995, escalation charges amounting to approximately $2,735,000, $1,765,000, and $1,735,000, respectively, have been included in rental income.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

6.   Transactions With General Partners and Affiliates

The general partners or their affiliates receive a property management fee equal to either 1% for a long-term net lease or 6% for other types of leases on the gross revenue from the property, and a partnership management fee equal to 7% of adjusted cash from operations, as defined, and reimbursement of administrative expenses. The general partners also receive leasing commissions in connection with leasing, re-leasing or leasing related services performed on behalf of the Partnership in connection with the negotiation of tenant leases. Such commissions are computed at a rate equal to 3% of the gross revenues for the first five years of each lease signed where the general partners have performed such leasing services.

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 1997, 1996 and 1995:

                                              1997          1996          1995
                                            ------------------------------------
    Partnership management fees             $257,664      $263,577      $271,302
    Property management fees                 750,588       301,942       285,729
    Administrative expenses                   60,372       166,036       133,393

During 1996 and 1995, leasing commissions of $110,584 and $243,113, respectively were billed to the Partnership by the general partners and recorded by the Partnership as deferred leasing commissions on the accompanying balance sheet. There were no leasing commissions billed by the general partner in 1997.

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

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

7.   Loan Payable (continued)

On September 26, 1996, the Partnership entered into a loan agreement (the "Mortgage") with Fleet Bank, N.A. The purpose of the Mortgage was to refinance the existing indebtedness to PNC Bank, to provide working capital for tenant improvements and leasing commissions with respect to the properties owned by the Partnership, and to provide funds for the acquisition of additional properties.

The terms of the Mortgage, as amended, provide for a term of four years and maximum gross borrowings of $44,000,000. Borrowings under the Mortgage bear interest monthly at a rate, selected at the option of the Partnership at the time of the associated borrowing, based on (I) the lender's Peg Rate (as defined in the loan agreement) plus .50% or (ii) the applicable LIBOR rate or other market rate offered to the bank plus 2%. The Mortgage requires monthly amortization of principal in an amount equal to 1/500th of the outstanding principal amount of the Mortgage on the first day of the applicable month with a final payment of the then outstanding balance at maturity. The Mortgage may be prepaid at any time. Borrowings under the Mortgage are secured by all of the properties of the Partnership. Upon the sale of any property, the Partnership is required to repay principal on the total indebtedness under the Mortgage in an amount equal to 110% of that portion of outstanding balance of the loan attributable to the sold property, as defined in the Mortgage agreement. The Mortgage requires the Partnership to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. In addition the Mortgage provides that the Partnership may distribute to its partners up to 90% of the sum of its operating net income plus depreciation and amortization.

Through December 31, 1997, the Partnership had borrowed $42,600,000 under the Mortgage, of which $41,578,800 was outstanding at December 31, 1997 at varying interest rates, (7.97% at December 31, 1997).

In connection with the Mortgage, the Partnership incurred fees and expenses of $1,522,626, which have been capitalized and are being amortized over the term of the loan agreement.

8.   Supplemental Disclosure of Cash Flow Information

                                               1997         1996         1995
                                            ------------------------------------

Cash paid during the year for interest      $3,154,925   $  789,306   $  734,608
                                            ==========   ==========   ==========

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

9.   Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the "Plan") in accordance with Section 401(K) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions. For the period ended December 31, 1997, the Partnership has not made any contributions to the Plan.

10.  Earnings per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 3,022,492, 3,087,170 and 3,184,222 weighted average limited partnership units outstanding in 1997, 1996 and 1995, respectively.

For the three years ended December 31, 1997, there were no partnership unit equivalents and in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 1997, were computed based on the weighted average limited partnership units outstanding.

                                                Corporate Realty Income Fund I, L.P.
                                                  (a Delaware Limited Partnership)

                                       Schedule III - Real Estate and Accumulated Depreciation

                                                          December 31, 1997

                                                                      Costs
                                                                   Capitalized
                                                                   Subsequent to      Gross Amount at Which
                                            Initial Cost (B)        Acquisition    Carried at Close of Period
                                      ------------------------------------------------------------------------
                       Encumbrances                  Building and   Building and                  Building and
   Description              (A)            Land      Improvements   Improvements       Land       Improvements      Total
-----------------------------------------------------------------------------------------------------------------------------
Office Building
  Monterey Park, CA    $    664,198   $  1,762,126   $  2,459,141   $    125,245   $  1,762,126   $  2,584,386   $  4,346,512
Office Building
  Las Colinas, TX         5,313,584      4,925,745     19,702,979      2,755,710      4,925,745     22,458,689     27,384,434
Office Building
  So. Plainfield, NJ      6,163,759      3,147,912     13,378,294      2,205,562      3,147,912     15,583,856     18,731,768

Office Building
  San Antonio, TX         6,376,302      2,408,000      9,636,883        204,344      2,408,000      9,841,227     12,249,227
Office Building
  Boulder, CO             4,250,868      1,080,369      7,922,716        455,415      1,080,369      8,378,131      9,458,500
Office Building
  Oklahoma City, OK       1,275,260      1,063,694      9,713,348        427,350      1,063,694     10,140,698     11,204,392
Office Building
  New York, NY           17,534,829      5,488,000     21,951,998      1,301,903      5,488,000     23,253,901     28,741,901
                       ------------------------------------------------------------------------------------------------------
                       $ 41,578,800   $ 19,875,846   $ 84,765,359   $  7,475,529   $ 19,875,846    $92,240,888   $112,116,734
                       ======================================================================================================


                                                                             Life on Which
                         Accumulated         Date of                        Depreciation Is
   Description          Depreciation      Construction     Date Acquired       Computed
-------------------------------------------------------------------------------------------
Office Building
  Monterey Park, CA     $    751,632          1985          July, 1986       5 to 40 years
Office Building
  Las Colinas, TX          6,936,785          1982        October, 1986      5 to 40 years
Office Building
  So. Plainfield, NJ       5,080,143          1986           December,       5 to 40 years
                                                               1986
Office Building
  San Antonio, TX            208,551        1975/1980      March, 1997       5 to 40 years
Office Building
  Boulder, CO              2,425,934          1987        January, 1988      5 to 40 years
Office Building
  Oklahoma City, OK        2,534,160          1986         March, 1988       5 to 40 years
Office Building                                              December,
  New York, NY               655,673          1925             1996          5 to 40 years
                        ------------
                        $ 18,592,878
                        ============

                      Corporate Realty Income Fund I, L.P.
                        (a Delaware Limited Partnership)

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 1997

Notes:

(A) Encumbrances represent a loan secured by a deed of trust given with respect to all of the properties of the Partnership.

(B) The initial cost to the Partnership represents the original purchase price of the properties net of purchase price adjustments, including amounts incurred subsequent to acquisition which were contemplated. The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. There is no difference between costs for financial reporting purposes and cost for federal income tax purposes.

(C)  Reconciliation Summary of Transactions - Real Estate Owned

                                                    Year Ended December 31,
                                             1997              1996           1995
                                        ----------------------------------------------
Balance at beginning of year            $ 112,971,546    $  85,042,580   $  84,585,569
Net additions during the year              13,753,264       27,928,966         502,504
Cost of real estate sold                  (11,563,422)              --              --
Write off fully depreciated assets         (3,044,654)              --         (45,493)
                                        ----------------------------------------------
Balance at close of year                $ 112,116,734    $ 112,971,546   $  85,042,580
                                        ==============================================

(D)  Reconciliation Summary of Transactions - Accumulated Depreciation

                                                    Year Ended December 31,
                                             1997              1996           1995
                                        ----------------------------------------------
Balance at beginning of year            $  18,553,069    $  15,974,431   $  13,371,654
Depreciation charged to expense             3,084,463        2,578,438       2,448,270
Write-off of fully depreciated assets      (3,044,654)              --         (45,493)
                                        ----------------------------------------------
Balance at close of year                $  18,592,878    $  18,553,069   $  15,974,431
                                        ==============================================