Form 10-Q
period 1998-03-31
CORPORATE REALTY INCOME FUND I L P
filed 1998-05-13
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ___________________


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


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


                                     1 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)


                                      Index


                                                                        Page No.

Part I        Financial information                                           3


              Balance Sheets --
              March 31, 1998 and December 31, 1997                            4

              Statements of Operations --
              For the three months ended March 31, 1998 and 1997              5

              Statements of Cash Flows --
              For the three months ended March 31, 1998 and 1997              6

              Notes to the Financial Statements                               7

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   9

Part II       Other information                                              10

              Signatures                                                     11




                                     2 of 12

                          Part I. Financial Information


Item I. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                     3 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997

                                                                      March 31,       December 31,
                                                                        1998             1997
                                                                    -------------    -------------
                                                                    (Unaudited)
ASSETS

Real estate, at cost:
    Land                                                            $  19,875,846    $  19,875,846
    Buildings and improvements                                         93,420,096       92,162,859
    Equipment and furniture                                                78,029           78,029
                                                                    -------------    -------------
                                                                      113,373,971      112,116,734
    Less accumulated depreciation                                      19,328,190       18,592,878
                                                                    -------------    -------------
                                                                       94,045,781       93,523,856
Cash and cash equivalents at cost,
    which approximates market value                                       592,362          855,840
Accounts receivable                                                       422,457          478,380
Due from general partners                                                    --            158,248
Notes receivable                                                           18,133            2,628
Step rent receivables                                                   2,902,373        2,955,384
Deferred charges, net of accumulated amortization
    of $602,706 in 1998 and $507,542 in 1997                              919,920        1,015,084
Lease commissions and legal fees, net of accumulated amortization
    of $1,445,904 in 1998 and $1,329,755 in 1997                        1,973,267        1,844,392
Deposits                                                                   71,742           71,742
Other assets                                                              340,097           41,414
                                                                    -------------    -------------
    Total assets                                                    $ 101,286,132    $ 100,946,968
                                                                    =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                               $  41,323,200    $  41,578,800
Accounts payable and accrued expenses                                   1,446,106        1,986,273
Due to general partners                                                 2,163,984               --
Other liabilities                                                       1,367,284        1,141,712
                                                                    -------------    -------------
    Total liabilities                                                  46,300,574       44,706,785
                                                                    -------------    -------------

Partners' Capital:
    General partners:
      Capital contributions                                                 1,000            1,000
      Net income                                                          373,143          375,926
      Cash distributions                                                 (540,108)        (530,944)
                                                                    -------------    -------------
                                                                         (165,965)        (154,018)
                                                                    -------------    -------------
    Limited partners: ($25 per unit; 4,000,000 units
      authorized, 2,985,531 and 3,043,106 issued and
      outstanding in 1998 and 1997, respectively)
      Capital contributions, net of offering costs                     71,753,666       71,818,166
      Net income                                                       36,941,012       37,216,567
      Cash distributions                                              (53,543,155)     (52,640,532)
                                                                    -------------    -------------
                                                                       55,151,523       56,394,201
                                                                    -------------    -------------
    Total partners' capital                                            54,985,558       56,240,183
                                                                    -------------    -------------
      Total liabilities and partners' capital                       $ 101,286,132    $ 100,946,968
                                                                    =============    =============

                 See accompanying notes to financial statements.

                                     4 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                1998           1997
                                                             -----------    -----------
Income:
        Rental                                               $ 3,565,300    $ 3,568,695
        Interest and other income                                  6,198          1,399
                                                             -----------    -----------
                                                               3,571,498      3,570,094
                                                             -----------    -----------

Expenses:
        Interest                                                 823,246        735,648
        Depreciation                                             735,312        605,468
        Amortization                                             211,313        200,383
        Property operating                                     1,719,753      1,519,978
        Management fees                                          275,068        225,997
        General and administrative                                85,144        100,020
                                                             -----------    -----------
                                                               3,849,836      3,387,494
                                                             -----------    -----------

Net income/(loss) from real estate operations                   (278,338)       182,600

Gain on sale of real estate                                           --        912,501
                                                             -----------    -----------

Net income/(loss)                                            $  (278,338)   $ 1,095,101
                                                             ===========    ===========


Net income/(loss) allocated:
        To the general partners                              $    (2,783)   $    10,951
        To the limited partners                                 (275,555)     1,084,150
                                                             -----------    -----------

                                                             $  (278,338)   $ 1,095,101
                                                             ===========    ===========

Net income/(loss) per unit of limited partnership interest   $     (0.09)   $      0.36
                                                             ===========    ===========


                 See accompanying notes to financial statements.


                                     5 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1998 and 1997
                           Increase/(Decrease) in Cash
                                   (Unaudited)


                                                                                       1998            1997
                                                                                   ------------    ------------
Cash flows from operating activities:
   Net income/(loss)                                                               $   (278,338)   $  1,095,101
                                                                                   ------------    ------------

   Adjustments to reconcile net  income/(loss) to net cash provided by operating activities:
     Depreciation and amortization                                                      946,625         805,851
     Gain on sale of real estate                                                             --        (912,501)
     Changes in operating assets and liabilities:
     Decrease (increase) in:
        Accounts receivable                                                              55,923         172,715
        Due from affiliates                                                             322,232          97,933
        Note receivable                                                                 (15,505)          1,893
        Step rent receivables                                                            53,011          (6,264)
        Lease commissions                                                              (245,024)       (158,688)
        Other assets                                                                   (298,683)       (334,023)
     Increase (decrease) in:
        Accounts payable and accrued expenses                                          (540,167)       (806,341)
        Other liabilities                                                               225,572         134,315
                                                                                   ------------    ------------
        Total adjustments                                                               503,984      (1,005,110)
                                                                                   ------------    ------------
        Net cash provided by operating activities                                       225,646          89,991
                                                                                   ------------    ------------

Cash flows from investing activities:
     Acquisition of real estate                                                      (1,257,237)    (12,294,252)
     Sale of real estate                                                                     --      12,475,923
                                                                                   ------------    ------------
     Cash provided by/(used in) investing activities                                 (1,257,237)        181,671
                                                                                   ------------    ------------

Cash flows from financing activities:
     Due to affiliates                                                                2,000,000              --
     Mortgage paid                                                                     (255,600)       (240,000)
     Capital repurchase                                                                 (64,500)        (75,250)
     Cash distributions to partners                                                    (911,787)       (924,792)
                                                                                   ------------    ------------
     Cash provided by/(used in) financing activities                                    768,113      (1,240,042)
                                                                                   ------------    ------------

Net decrease in cash and cash equivalents                                              (263,478)       (968,380)
Cash and cash equivalents at beginning of period                                        855,840       2,025,925
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                         $    592,362    $  1,057,545
                                                                                   ============    ============



                 See accompanying notes to financial statements.


                                     6 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.  General

     The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1997 as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.  Rental Income

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income received in cash to rental income recognized.


                                                    Three Months Ended
                                               ----------------------------
                                                   1998             1997
                                               -----------      -----------

     Rental income received in cash            $ 3,618,311      $ 3,562,431
     Step rent receivables                         (53,011)           6,264
                                               -----------      -----------
     Rental income recognized                  $ 3,565,300      $ 3,568,695
                                               ===========      ===========


3.  Leases

     Minimum future rentals under noncancellable operating leases as of March 31, 1998 are as follows:

    Year ending December 31

                        1998                        $ 8,935,000
                        1999                         11,229,000
                        2000                         10,213,000
                        2001                          7,264,000
                        2002                          5,137,000
                        Thereafter                   15,494,000
                                                    -----------
                            Total                   $58,272,000
                                                    ===========


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months ended March 31, 1998 and 1997, escalation charges amounted to $536,338 and $662,707, respectively.

                                     7 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


4.  Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three months ended March 31, 1998 are:


                                                                   Three
                                                                   Months
                                                                   ------

         Partnership management fees                              $ 63,636
         Property management fees                                  211,432


5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the three months ended March 31, 1998 and 1997 amounted to $823,246 and $735,648, respectively.

                                     8 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1998.


Liquidity and Capital Resources

     At March 31, 1998, the Partnership had cash and working capital of approximately $592,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts. In addition, the Partnership has the right to borrow an additional $1,400,000 under its existing line-of-credit. During the first quarter of 1998, the general partner advanced money to the Partnership sufficient to cover tenant and building improvements made during the period and property taxes paid in advance.

     The  Partnership   expects  sufficient  cash  flow  to  be  generated  from
operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of approximately $41,323,200.

Results of Operations

     Rental revenue during the first quarter of 1998 was comparable to that of 1997. Property operating expenses were higher for 1998 when compared to 1997 due to increased property taxes and repairs needed for certain buildings.

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



                                      CORPORATE REALTY INCOME FUND I, L.P
                                           (Registrant)


Date: May 15, 1998                    By: Robert F. Gossett, Jr.
                                          --------------------------------
                                          President, Director



Date:  May 15, 1998                   By: Pauline G. Gossett
                                          --------------------------------
                                          Secretary









                                    11 of 12