Form 10-Q
period 1998-06-30
CORPORATE REALTY INCOME FUND I L P
filed 1998-08-12
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________


               Commission file number 0-15796


                      Corporate Realty Income Fund I, L.P.
             (Exact name of registrant as specified in its charter)


      Delaware                                                  13-3311993
(State of organization)                                      (I.R.S. Employer
                                                             identification No.)


475 Fifth Avenue, 21st Fl, New York, New York                           10028
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212) 794-3292


406 East 85th Street, New York, NY 10028
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__   No  ____


                                     1 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)


                                      Index


                                                                        Page No.
                                                                        --------

Part I        Financial information                                        3


              Balance Sheets --
              June 30, 1998 and December 31, 1997                          4

              Statements of Operations --
              For the three months ended June 30, 1998 and 1997            5

              Statements of Operations --
              For the six months ended June 30, 1998 and 1997              6

              Statements of Cash Flows --
              For the six months ended June 30, 1998 and 1997              7

              Notes to the Financial Statements                            8

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations               10

Part II       Other information                                           11

              Signatures                                                  12



                                     2 of 12

                          Part I. Financial Information


Item I. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                     3 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                                 BALANCE SHEETS
                       June 30, 1998 and December 31, 1997

                                                                         June 30,         December 31,
                                                                           1998               1997
                                                                      -------------      --------------
                                                                       (Unaudited)
ASSETS
Real estate, at cost:
      Land                                                              $19,875,846        $19,875,846
      Buildings and improvements                                         94,456,768         92,162,859
      Equipment and furniture                                                78,029             78,029
                                                                      -------------      -------------
                                                                        114,410,643        112,116,734
      Less accumulated depreciation                                     (20,061,744)       (18,592,878)
                                                                      -------------      -------------
                                                                         94,348,899         93,523,856
Cash and cash equivalents at cost,
      which approximates market value                                       858,845            855,840
Accounts receivable                                                         298,319            478,380
Due from partners                                                                --            158,248
Note receivable                                                              15,881              2,628
Step rent receivables                                                     2,849,362          2,955,384
Deferred charges, net of accumulated amortization
      of $697,870 in 1998 and $507,542 in 1997                              824,756          1,015,084
Lease commissions and legal fees, net of accumulated amortization
      of $1,562,053 in 1998 and $1,329,755 in 1997                        1,912,062          1,844,392
Deposits                                                                     71,742             71,742
Prepaid expenses                                                                 --             41,414
                                                                      -------------      -------------
Total assets                                                           $101,179,866       $100,946,968
                                                                      =============      =============


LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loan payable                                                   $41,067,600        $41,578,800
Accounts payable and accrued expenses                                     2,289,942          1,986,273
Due to partners                                                           2,395,678                 --
Other liabilities                                                         1,070,048          1,141,712
                                                                      -------------      -------------
                                                                         46,823,268         44,706,785
                                                                      -------------      -------------
Partners' Capital:
      General partners:
          Capital contributions                                               1,000              1,000
          Net income                                                        376,145            375,926
          Cash distributions                                               (549,225)          (530,944)
                                                                      -------------      -------------
                                                                           (172,080)          (154,018)
                                                                      -------------      -------------

      Limited partners: ($25 per unit; 4,000,000 units
          authorized, 2,969,026 and 3,043,106  issued and
          outstanding in 1998 and 1997, respectively)
          Capital contributions, net of offering costs                   71,740,765         71,818,166
          Net income                                                     37,238,272         37,216,567
          Cash distributions                                            (54,450,359)       (52,640,532)
                                                                      -------------      -------------
                                                                         54,528,678         56,394,201
                                                                      -------------      -------------

      Total partners' capital                                            54,356,598         56,240,183
                                                                      -------------      -------------
Total liabilities and partners' capital                                $101,179,866       $100,946,968
                                                                      =============      =============

                 See accompanying notes to financial statements.

                                     4 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
                For the three months ended June 30, 1998 and 1997
                                   (Unaudited)



                                                       1998              1997
                                                    ----------        ----------

Income:
     Rental                                         $4,413,323        $3,763,357
     Interest and other income                          32,361            43,713
                                                    ----------        ----------
                                                     4,445,684         3,807,070
                                                    ----------        ----------

Expenses:
     Interest                                          810,510           784,461
     Depreciation                                      733,554           748,865
     Amortization                                      211,313           200,383
     Property operating                              1,994,212         1,561,392
     Management fees                                   312,334           258,545
     General and administrative                         83,499           204,764
                                                    ----------        ----------
                                                     4,145,422         3,758,410
                                                    ----------        ----------

Net income                                          $  300,262        $   48,660
                                                    ==========        ==========


Net income allocated:
     To the general partners                        $    3,003        $      487
     To the limited partners                           297,259            48,173
                                                    ----------        ----------
                                                    $  300,262        $   48,660
                                                    ==========        ==========



Net income per unit of
     limited partnership interest                        $0.10             $0.02
                                                    ==========        ==========




                 See accompanying notes to financial statements.


                                     5 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)




                                                           1998          1997
                                                        ----------    ----------

Income:
  Rental                                                $7,978,623    $7,332,052
  Interest and other income                                 38,559        45,112
                                                        ----------    ----------
                                                         8,017,182     7,377,164
                                                        ----------    ----------

Expenses:
  Interest                                               1,633,756     1,520,109
  Depreciation                                           1,468,866     1,354,333
  Amortization                                             422,626       400,766
  Property operating                                     3,713,965     3,081,370
  Management fees                                          587,402       484,542
  General and administrative                               168,643       304,784
                                                        ----------    ----------
                                                         7,995,258     7,145.904
                                                        ----------    ----------

Net Income from real estate operations                      21,924       231,260

Gain on sale of real estate                                     --       912,501
                                                        ----------    ----------


Net income                                              $   21,924    $1,143,761
                                                        ==========    ==========

Net income allocated:
  To the general partners                               $      219    $   11,438
  To the limited partners                                   21,705     1,132,323
                                                        ----------    ----------
                                                            21,924    $1,143,761
                                                        ==========    ==========



Net income per unit of limited partnership interest         $0.01          $0.37
                                                        ==========    ==========


                 See accompanying notes to financial statements.


                                     6 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                             1998             1997
                                                         ------------     ------------
Cash flows from operating activities:
  Net income                                             $     21,924     $  1,143,761
                                                         ------------     ------------
  Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Depreciation and amortization                     1,891,492        1,755,099
          Gain on sale of real estate                              --         (912,501)
          Changes in operating assets and liabilities
          Decrease (increase) in:
             Accounts receivable                              180,061           70,474
             Due from partners                                153,926           99,797
             Notes receivable                                 (13,253)           3,804
             Step rent receivables                            106,022           60,474
             Lease commissions                               (299,968)        (280,798)
             Deferred charges                                                       --
             Prepaid expenses                                  41,414          (52,122)

          Increase (decrease) in:
             Accounts payable and accrued expenses            303,669         (904,897)
             Due to partners                                2,400,000            1,140
             Other liabilities                                (71,664)          92,786
                                                         ------------     ------------
             Total adjustments                              4,691,699          (66,744)
                                                         ------------     ------------
          Net cash provided by operating activities         4,713,623        1,077,017
                                                         ------------     ------------

Cash flows from investing activities:
  Acquisition of real estate                               (2,293,909)     (12,775,408)
  Sale of real estate                                              --       12,475,923
                                                         ------------     ------------
          Net cash used in investing activities            (2,293,909)        (299,485)
                                                         ------------     ------------

Cash flows from financing activities:
  Mortgage proceeds                                                --        1,000,000
  Mortgage paid                                              (511,200)        (480,000)
  Capital repurchase                                          (77,401)        (211,291)
  Cash distributions to partners                           (1,828,108)      (1,845,528)
                                                         ------------     ------------
             Net cash used in financing activities         (2,416,709)      (1,536,819)
                                                         ------------     ------------

Net increase (decrease) in cash and cash equivalents            3,005         (759,287)
Cash and cash equivalents at beginning of period              855,840        2,025,925
                                                         ------------     ------------
Cash and cash equivalents at end of period               $    858,845     $  1,266,638
                                                         ============     ============


                 See accompanying notes to financial statements.


                                     7 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

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

                                      Three Months Ended            Six Months Ended
                                      ------------------            ----------------
                                     1998           1997           1998           1997
                                     ----           ----           ----           ----

Rental income received in cash    $4,466,334     $3,830,095     $8,084,645     $7,392,526
Step rent receivables                (53,011)       (66,738)      (106,022)       (60,474)
                                 -----------    -----------    -----------    -----------
Rental income recognized          $4,413,323     $3,763,357     $7,978,623     $7,332,052
                                 ===========    ===========    ===========    ===========


3.   Leases

     Minimum future rentals under noncancellable operating leases as of June 30, 1998 are as follows:

    Year ending December 31
    -----------------------

                        1998                          $ 5,544,000
                        1999                           11,229,000
                        2000                           10,213,000
                        2001                            7,264,000
                        2002                            5,137,000
                        Thereafter                     15,494,000
                                                     ------------
                            Total                     $54,881,000
                                                     ============


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and six months ended June 30, 1998 and 1997, escalation charges amounted to $567,440 and $1,103,778 in 1998 and $706,336 and $1,369,043 in 1997, respectively.

                                     8 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three and six months ended June 30, 1998 are:


                                                      Three             Six
                                                      Months            Months
                                                      ------            ------

         Partnership management fees                 $63,636          $127,272
         Property management fees                    248,698           460,130


5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the six months ended June 30, 1998 and 1997 amounted to $1,633,756 and $1,520,109, respectively.


                                     9 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1998.


Liquidity and Capital Resources

     At June 30,1998, the Partnership had cash and working capital of approximately $858,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts. In addition, the Partnership has the right to borrow an additional $1,400,000 under its existing line of credit.

     The  Partnership   expects  sufficient  cash  flow  to  be  generated  from
operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of approximately $41,067,600.

Results of Operations

     Rental revenues and expenses during the second quarter of 1998 increased from 1997 as a result of the renewed leases and filled in vacancies in the New York Property.

     During the second quarter, the Partnership spent approximately $1.1 million in tenant and building improvements and related lease expenses. Such improvements, which are called for under the negotiated leases, enhance the appraised values of the properties.



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



                                       CORPORATE REALTY INCOME FUND I, L.P
                                            (Registrant)


Date: August 12,  1998                 By:Robert F. Gossett, Jr.
                                          -----------------------------------
                                            President, Director



Date:  August 12, 1998                 By:Pauline G. Gosset
                                          -----------------------------------
                                            Secretary









                                    12 of 12