Form 10-Q
period 1998-09-30
CORPORATE REALTY INCOME FUND I L P
filed 1998-11-12
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___


                                     1 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)

                                      Index

                                                                        Page No.
                                                                        --------

Part I   Financial information                                              3


         Balance Sheets --
         September 30, 1998 and December 31, 1997                           4

         Statements of Operations --
         For the three months ended September 30, 1998 and 1997             5

         Statements of Operations --
         For the nine months ended September 30, 1998 and 1997              6

         Statements of Cash Flows --
         For the nine months ended September 30, 1998 and 1997              7

         Notes to the Financial Statements                                  8

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     10
         Other information                                                 11

         Signatures                                                        13


                                     2 of 13

     Part I. Financial Information

Item I. Financial Statements

The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                     3 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                                 BALANCE SHEETS
                    September 30, 1998 and December 31, 1997

                                                                    September 30,    December 31,
                                                                        1998             1997
                                                                    -------------    -------------
                                                                     (Unaudited)
ASSETS
Real estate, at cost:
  Land                                                              $  19,875,846    $  19,875,846
  Buildings and improvements                                           95,298,734       92,162,859
  Equipment and furniture                                                  78,029           78,029
                                                                    -------------    -------------
                                                                      115,252,609      112,116,734
  Less accumulated depreciation                                       (20,798,814)     (18,592,878)
                                                                    -------------    -------------
                                                                       94,453,795       93,523,856
Cash and cash equivalents at cost,
  which approximate market value                                        2,528,919          855,840
Accounts receivable                                                       289,903          478,380
Due from partners                                                          48,453          158,248
Notes receivable                                                           93,601            2,628
Step rent receivables                                                   2,796,351        2,955,384
Deferred charges, net of accumulated amortization
  of $793,034 in 1998 and $507,542 in 1997                                901,809        1,015,084
Lease commissions and legal fees, net of accumulated amortization
  of $1,678,202 in 1998 and $1,329,755 in 1997                          2,264,206        1,844,392
Deposits                                                                   71,742           71,742
Prepaid expenses                                                          399,479           41,414
                                                                    -------------    -------------
  Total assets                                                      $ 103,848,258    $ 100,946,968
                                                                    =============    =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loan payable                                               $  47,212,000    $  41,578,800
Accounts payable and accrued expenses                                   1,746,160        1,986,273
Other liabilities                                                         985,376        1,141,712
                                                                    -------------    -------------
  Total Liabilities                                                    49,943,536       44,706,785
                                                                    -------------    -------------

Partners' Capital (Deficit):
General partners:
  Capital contributions                                                     1,000            1,000
  Net income                                                              380,931          375,926
  Cash distributions                                                     (558,401)        (530,944)
                                                                    -------------    -------------
                                                                         (176,470)        (154,018)
                                                                    -------------    -------------
Limited partners: ($25 per unit; 4,000,000 units
  authorized, 2,957,146 and 3,043,106 issued and
  outstanding in 1998 and 1997 respectively)
  Capital contributions, net of offering costs                         71,727,866       71,818,166
  Net income                                                           37,712,110       37,216,567
  Cash distributions                                                  (55,358,784)     (52,640,532)
                                                                    -------------    -------------
                                                                       54,081,192       56,394,201
                                                                    -------------    -------------
          Total partners' capital (deficit)                            53,904,722       56,240,183
                                                                    -------------    -------------
          Total liabilities and partners' capital (deficit)         $ 103,848,258    $ 100,946,968
                                                                    =============    =============

                 See accompanying notes to financial statements.


                                     4 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
             For the three months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                      1998               1997
                                                                   -----------       -----------
Income:
     Rental                                                        $ 4,189,509       $ 3,572,702
     Interest and other income                                           3,350               103
                                                                   -----------       -----------
                                                                     4,192,859         3,572,805
                                                                   -----------       -----------

Expenses:
     Interest                                                          795,863           819,841
     Depreciation                                                      737,070           748,865
     Amortization                                                      211,313           200,383
     Property operating                                              1,572,697         2,203,438
     Management fees                                                   282,500           259,007
     General and administrative                                        114,792           144,315
                                                                   -----------       -----------
                                                                     3,714,235         4,375,849
                                                                   -----------       -----------

Net income/(loss)                                                  $   478,624       $  (803,044)
                                                                   ===========       ===========

Net income/(loss) allocated:
     To the general partners                                       $     4,786       $    (8,030)
     To the limited partners                                           473,838          (795,014)
                                                                   -----------       -----------
                                                                   $   478,624       $  (803,044)
                                                                   ===========       ===========



Net income/(loss) per unit of limited partnership interest               $0.16            $(0.26)
                                                                         =====            ======

                 See accompanying notes to financial statements.


                                     5 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                               1998               1997
                                                           ------------       ------------
Income:
      Rental                                               $ 12,168,132       $ 10,904,754
      Interest and other income                                  41,909             45,215
                                                           ------------       ------------
                                                             12,210,041         10,949,969
                                                           ------------       ------------

Expenses:
      Interest                                                2,429,619          2,339,950
      Depreciation                                            2,205,936          2,103,198
      Amortization                                              633,939            601,149
      Property operating                                      5,286,662          5,284,808
      Management fees                                           869,902            743,549
      General and administrative                                283,435            449,099
                                                           ------------       ------------
                                                             11,709,493         11,521,753
                                                           ------------       ------------


Net income/(loss) from real estate operations                   500,548           (571,784)


Gain on sale of real estate                                        --              912,501
                                                           ------------       ------------


Net income                                                 $    500,548       $    340,717
                                                           ============       ============

Net income allocated:
      To the general partners                              $      5,005       $      3,407
      To the limited partners                                   495,543            337,310
                                                           ------------       ------------
                                                           $    500,548       $    340,717
                                                           ============       ============



Net income per unit of  limited partnership interest              $0.17              $0.11
                                                                  =====              =====

                 See accompanying notes to financial statements.


                                     6 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1998 and 1997
                                   (Unaudited)

                                                                      1998                  1997
                                                                  ------------          ------------
Cash flows from operating activities:
      Net income                                                  $    500,548          $    340,717
                                                                  ------------          ------------
      Adjustments to reconcile net income
         to net cash provided by operating
         activities:
          Depreciation and amortization                              2,839,875             2,704,237
          Gain on sale of real estate                                       --              (912,501)
          Changes in operating assets and liabilities:
          Decrease/(increase) in:
              Accounts receivable                                      188,477               239,495
              Due from partners                                        109,795               204,507
              Notes receivable                                         (90,973)                6,382
              Step rent receivables                                    159,033               127,212
              Lease commissions                                       (768,261)             (760,956)
              Deferred charges                                        (172,217)                   --
              Other assets                                            (358,065)                7,476
          Increase/(decrease)in:
              Accounts payable and accrued expenses                   (240,113)             (957,274)
              Other liabilities                                       (156,336)              109,205
                                                                  ------------          ------------
                 Total adjustments                                   1,511,215               767,783
                                                                  ------------          ------------
          Net cash provided by operating activities                  2,011,763             1,108,500
                                                                  ------------          ------------

Cash flows from investing activities:
      Acquisition of real estate                                    (3,135,875)          (13,407,513)
      Sale of real estate                                                   --            12,475,923
                                                                  ------------          ------------
      Net cash used in investing activities                         (3,135,875)             (931,590)
                                                                  ------------          ------------

Cash flows from financing activities:
      Mortgage proceeds                                              6,400,000             2,600,000
      Mortgage paid                                                   (766,800)             (724,000)
      Capital repurchase                                               (90,300)             (353,191)
      Cash distributions to partners                                (2,745,709)           (2,764,578)
                                                                  ------------          ------------
      Net cash provided by (used in) financing activities            2,797,191            (1,241,769)
                                                                  ------------          ------------

Net increase/(decrease) in cash and cash equivalents                 1,673,079            (1,064,859)
Cash and cash equivalents at beginning of period                       855,840             2,025,925
                                                                  ------------          ------------
Cash and cash equivalents at end of period                        $  2,528,919          $    961,066
                                                                  ============          ============

                 See accompanying notes to financial statements.


                                     7 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


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

                                                        Three Months Ended                        Nine Months Ended
                                                ---------------------------------         ---------------------------------
                                                    1998                 1997                 1998                 1997
                                                ------------         ------------         ------------         ------------
     Rental income received in cash             $  4,242,520         $  3,639,440         $ 12,327,165         $ 11,031,966
     Step rent receivables                           (53,011)             (66,738)            (159,033)            (127,212)
                                                ------------         ------------         ------------         ------------
     Rental income recognized                   $  4,189,509         $  3,572,702         $ 12,168,132         $ 10,904,754
                                                ============         ============         ============         ============

3.   Leases

     Minimum future rentals under noncancellable operating leases as of September 30, 1998 are as follows:

     Year ending December 31

                     1998                            $ 2,136,000
                     1999                             11,229,000
                     2000                             10,213,000
                     2001                              7,264,000
                     2002                              5,137,000
                     Thereafter                       15,494,000
                                                     -----------
                     Total                           $51,473,000
                                                     ===========

     In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and nine months ended September 30, 1998 and 1997, escalation charges amounted to $1,053,828 and $2,157,606 in 1998 and $676,758 and $2,045,801 in 1997.


                                     8 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


4.   Transactions with General Partners and Affiliates

     Fees earned for the three and nine ended September 30, 1998 are:


                                                        Three             Nine
                                                        Months           Months
                                                        ------           ------
     Partnership management fees                       $ 63,636         $190,908
     Property management fees                           218,864          678,994

5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the nine months ended September 30, 1998 and 1997 amounted to $2,429,617 and $2,339,950, respectively.


                                     9 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1998

Liquidity and Capital Resources

     At September 30,1998, the Partnership had cash and working capital of approximately $2,528,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts. In addition, the Partnership has the right to borrow an additional $1,788,000 under its existing line of credit.

     The Partnership expects sufficient cash flow to be generated from operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of approximately $47,212,000.

Results of Operations

     The Partnership's results of operations during the third quarter significantly improved when compared to prior years. Rental revenues increased as a result of filled-in-vacancies, rate adjustments and end to some rent abatements. Operating expenses decreased after the completion of certain non-recurring maintenance work performed last year.

     During the third quarter, the Partnership spent approximately $800,000 in tenant and building improvements and related lease expenses. Such improvements, which are called for under the negotiated leases, enhance the appraised values of the properties.


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



                                         CORPORATE REALTY INCOME FUND I, L.P
                                             (Registrant)




Date:  November 13, 1998                 By:
                                             /s/ Robert F. Gossett, Jr.
                                             --------------------------------
                                             Robert F. Gossett, Jr.
                                             President, Director





Date:  November 13, 1998                 By: /s/ Paula G. Gossett
                                             --------------------------------
                                             Paula G. Gossett
                                             Treasurer, Vice President



                                    12 of 13