Form 10-Q/A
period 1998-09-30
CORPORATE REALTY INCOME FUND I L P
filed 1999-02-09
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A-1


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998

                                       or



[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  EXCHANGE ACT OF
     1934.

For the transition period from  ________________ to  ________________

                         Commission file number 0-15796

                      Corporate Realty Income Fund I, L.P.
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                                  13-3311993
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


                   475 Fifth Avenue, New York, New York 10017
                    (Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code     (212) 696-0772


--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

     Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_       No ___

                          PART I. FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At September 30, 1998, Registrant had cash and receivables of approximately $2,819,000 as contrasted to accounts payable and accrued expenses of approximately $1,746,000, or available working capital of approximately $1,073,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant could borrow up to an additional $1,788,000 under its line of credit loan (the "Loan").

     On September 25, 1998, Registrant executed an amendment to the Loan, increasing the maximum principal amount to $49,000,000 as compared to its then outstanding principal amount of $42,212,000. Registrant then drew down $5,000,000 from this line of credit, which was used to fund improvements and leasing commissions on Registrant's property located at 475 Fifth Avenue, New York, New York and to repay an approximate $2,400,000 loan made to it in 1998 by the Individual General Partner to fund other such amounts.

     Registrant has continued to invest capital in improving its New York property with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. To a lesser extent, Registrant intends to improve its San Antonio, Texas property. It will also require capital to fund additional tenant improvements as tenancies turn over at its properties.

     The Loan has provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. Registrant may obtain mortgage financing secured by one or more specific properties, the proceeds of which would be used to pay down a portion of the Loan, to fund additional tenant improvements and to augment working capital. The cost of Registrant's financings ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised.

Results of Operations

Nine Months ended September 30, 1998 versus 1997

     Rental revenues increase significantly (11.6%) from 1997 to

1998, principally due to new leases (both new tenants and renewals of existing tenants) at 475 Fifth Avenue. This was achieved despite a net increase in vacancies at the San Antonio property.

     Interest expense in 1998 increased (3.8%) from 1997, reflecting additional draw downs under the Loan. Depreciation and amortization increased in 1998 by 5.0% primarily because of capital improvements made at 475 Fifth Avenue. Management fees increased by 17.0% in 1998 primarily due to property management fees computed as a percentage of Registrant's increased rental revenues. General and administrative expenses decreased by 36.9% primarily because of the absence in 1998 of acquisition expenses incurred in 1997 in purchasing new properties.

     Registrant realized net income from real estate operations of $500,548 in 1998 as compared to a net loss of $571,784 in 1997. A $912,501 gain from the sale of the James River Warehouse in 1997 resulted in net income of $340,717.

Three Months ended September 30, 1998 versus 1997

     Rental revenues in 1998 increased significantly (17.3%) from 1997 primarily due to new leases at 475 Fifth Avenue.

     The significant decrease (28.6%) in property operating expenses for this three month period in 1998 from 1997 presumably is attributable to the timing of such expenses because there was no significant change in property operating expenses for the nine month period ended September 30, 1998. Management fees increased by 9.1% from 1997 to 1998 owing to the increase in rental income. General and administrative expenses decreased by 20.5% in 1998 primarily because of the absence in 1998 of acquisition expenses incurred in 1997 in purchasing new properties.

     Net income was $478,624 in 1998 as compared to a loss of $803,044 in 1997.

Year 2000 Considerations

     Registrant has contacted its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with Registrant's systems or otherwise impact its operations. Registrant has also conducted a review of any impact on operation of its buildings and taken any steps it deems necessary to prepare for Year 2000.

     Registrant has replaced its own computer software system, other than accounting software which has been purchased and which is scheduled to be installed in early 1999. While Registrant believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which Registrant's systems and operations rely will be converted on a timely basis and will not have a material effect on Registrant. The cost of the Year 2000 initiatives is not expected to be material to Registrant's results of operation or financial position.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CORPORATE REALTY INCOME FUND I, L.P.
                                                     (Registrant)


                                           By:  1345 Realty Corporation,
                                                Corporate General Partner


Date:  February 3, 1999                    By: /s/ Robert F. Gossett, Jr.,
                                               --------------------------------
                                              Robert F. Gossett, Jr., President


Date:  February 3, 1999                    By: /s/ Pauline G. Gossett,
                                               --------------------------------
                                              Pauline G. Gossett, Treasurer