Form 10-K
period 1998-12-31
CORPORATE REALTY INCOME FUND I L P
filed 1999-04-01
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 ---------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
+---+    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |    EXCHANGE ACT OF 1934
+---+
         For the fiscal year ended December 31, 1998

                                       OR


+---+    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|   |    EXCHANGE ACT OF 1934
+---+

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

Registrant's telephone number, including area code: (212)696-0197

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered

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

                    Yes __X__     No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
             [ ]

Documents Incorporated by Reference in Part IV of this Form 10-K

     None.

                      CORPORATE REALTY INCOME FUND I, L. P.

                           Annual Report on Form 10-K

                                December 31, 1998

                                Table of Contents


                                                                                                                 Page
                                                                                                                 ----
PART I

Item 1.   Business.................................................................................................1

Item 2.   Properties...............................................................................................6

Item 3.   Legal Proceedings.......................................................................................14

Item 4.   Submission of Matters to a Vote of Security-Holders.....................................................14

PART II ..........................................................................................................15

Item 5.   Market for Registrant's Securities and Related Security-Holder Matters..................................15

Item 6.   Selected Financial Data.................................................................................17

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................17

Item 7.A  Quantitative and Qualitative Disclosures About
          Market Risk.............................................................................................21

Item 8.   Financial Statements and Supplementary Data.............................................................21

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................22

PART III .........................................................................................................23




Item 10.  Directors and Executive Officers of the Registrant......................................................23

Item 11.  Executive Compensation..................................................................................25

Item 12.  Security Ownership of Certain Beneficial Owners and Management..........................................26

Item 13.  Certain Relationships and Related Transactions..........................................................26

PART IV      .....................................................................................................28

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................28




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

     On March 26, 1986, Registrant commenced an offering (the "Offering") of
$80,000,000 of depositary units of limited partnership interest (the "Units").
Registrant terminated the Offering in September 1987, having issued 3,200,000
Units ($80,000,000) and received net proceeds from the Offering (after deduction for organization and offering expenses of $5,948,103) aggregating $74,051,897.
Since the Offering, Registrant has invested aggregate funds in excess of $115,000,000 (including more than $47,000,000 of financing proceeds) in acquiring and improving its properties, which currently number seven.

     Rental revenue from the following tenants at Registrant's properties each accounted for more than 10% of Registrant's total rental revenue for each of the years ended December 31, 1996, 1997 and 1998:

          a. For 1996, GTE Directories Corporations ("GTE") as tenant in the
     Directory Building (25%); The Austin Company ("Austin") as a tenant in the
     Tumi Building (formerly, the Austin Place Building) (29%); and James River
     Corporation of Nevada, Inc. ("James River") as a tenant in the James River
     Warehouse (16%) (the James River Warehouse was sold in February 1997).

          b. For 1997, GTE as tenant in the Directory Building (16%); and Austin as a tenant in the Tumi Building (10%).

          c. For 1998, GTE as tenant in the Directory Building (14%).





Fleet Bank Loan

     Registrant's properties are subject to the lien of a first mortgage line-of-credit loan (the "Loan") from Fleet Bank, National Association (the
"Bank"). On September 25, 1998, the terms of the Loan were amended to increase the maximum principal amount from $44,000,000 to $49,000,000, to revise the allocation of the Loan among Registrant's properties and to clarify the debt service coverage ratio and the permitted distributions to Registrant's partners.
As of March 25, 1999, the outstanding principal balance of the Loan was $44,644,800.

     The Loan is evidenced by a Secured Promissory Note, a Loan Agreement, an
Environmental Compliance and Indemnification Agreement, a First Amendment of
Loan Agreement and Note, a Second Amendment of Loan Agreement, and a Third
Amendment of Loan Agreement and Second Amendment of Note (collectively, the
"Loan Agreements"). The Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on and from each of Registrant's properties, including the improvements, equipment, furnishings, proceeds, books and records, and all payments related thereto, which consists of the following seven properties: the American Color Building (formerly the GE
Medical Systems Office Building); the Directory Building; the Tumi Building
(formerly the Austin Place Building); the Flatiron Building; the Marathon Oil
Building; 475 Fifth Avenue; and the Alamo Towers.

     The Loan matures on September 24, 2000 and the Bank is not required to fund any advances after September 30, 1999. The Loan requires payment of a front-end fee in an amount equal to one and one-half percent (1.5%) of the amount of the total loan commitment, which amounts have aggregated approximately $711,000 to date, of which approximately $51,000 were paid in 1998. In addition, for each six month period ending September 30 and March 31, Registrant must pay an unused loan commitment fee equal to one-half percent (0.5%) of the difference between the average maximum loan commitment for the period and the average outstanding principal balance of the Loan for such period. In 1998, Registrant paid approximately $6,708 in such fees.





     The Loan bears interest on each advance of funds from the date of such advance at the Bank's Peg Rate, plus one-half percent (0.5%) per annum or, if Registrant so chooses, at the LIBOR rate (offered rates for Eurodollar deposits) or other market rate offered to the Bank (any such rate, a "Fixed Rate"), plus two percent (2.0%) per annum. The Peg Rate is the rate announced from time to time by the Bank as a means of pricing some of its loans to customers (not necessarily the lowest rate actually charged to any customer class or category).
Registrant may elect to pay interest based on a Fixed Rate on the whole or a portion of the outstanding principal amount, upon notice to the Bank, but only in amounts of at least $1,000,000 and in additional integral multiples of $100,000. As of March 25, 1999, the Peg Rate was 7.75% (interest using this rate would be at 8.25%) and the 180-day Fixed Rate was 4.96344% (interest using this rate would be at 6.96344%). The aggregate outstanding balance of the Loan as of March 25, 1999 bears interest at rates ranging from 8.25% (on $22,594,880) to 6.96344% (on $22,049,920).

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

     The Loan Agreements contain continuing covenants regarding Registrant's financial condition and the conduct of its operations. Registrant's debt service coverage ratio (the ratio of the sum of cash from operations plus certain fees paid to the General Partners to a constant loan amortization payment) cannot be less than 1.40 to 1.0 and its loan to value ratio (the ratio of the outstanding principal balance of the Loan to the appraised value of its properties) cannot exceed fifty-five percent (55%).





     In addition, Registrant must maintain a liquid net worth (cash, short-term investments, marketable securities, and any unused borrowing capacity under the
Loan) of at least $2,000,000. The Loan Agreements also provide that Registrant may distribute to its partners up to 90% of the sum of its operating net income plus depreciation and amortization, plus or minus any step rent adjustments.
Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the preceding 12 consecutive calendar months. Registrant must also obtain the Bank's consent, not to be unreasonably withheld or delayed, to any lease of 10,000 or more rentable square feet (5,000 square feet for 475
Fifth Avenue and Alamo Towers). Registrant may not incur unsecured debt owing to the General Partners in amounts in excess of $3,000,000.

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

Financing Policies

     The General Partners expect to approximate Registrant's original intention of a loan to value ratio of 50%. Accordingly, it is expected that Registrant's total borrowings will approximate 50% of the sum of (i) the appraised values of its five remaining original properties plus (ii) the purchase price of additional properties acquired by Registrant. Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x)
60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties. As of March 15, 1999, Registrant had a loan to value ratio of approximately 50%.

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

Competition

     The Directory Building is fully leased to a single tenant on a net lease or substantially equivalent basis and does not face competition from other properties during the terms of such lease. However, upon termination of this lease, and for any of Registrant's other properties, Registrant does, and will continue to, compete with other properties for tenants. Depending upon market conditions and occupancy rates at the time and place of any vacancies in Registrant's properties, there is currently and there may be, in the future, intense competition in obtaining tenants to fill such vacancies. Furthermore, such competition has resulted and may result, because of reduced rental rates and required concessions to tenants, in decreases in the rental revenue received by Registrant and capital outlays necessary to fund tenant improvements. See
Item 2 - "Properties" for a discussion of market conditions in the areas in which Registrant currently competes for tenants.

Employees

     Registrant currently employs 16 persons (two of whom are part-time employees). The business of Registrant is managed by the General Partners. See
Item 10 - "Directors and Executive Officers of the Registrant" and Item 13 -
"Certain Relationships and Related Transactions."





Item 2.  Properties.
American Color Building
(formerly GE Medical Systems Office Building)

     On July 10, 1986, Registrant acquired the American Color Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees. Registrant owns fee title to the American Color Building and its 90,000 square feet of underlying land, subject to the lien of the Loan (See
Item 1. - "Business-Fleet Bank Loan"). The property was built in 1985 and contains 20,250 net rentable square feet, of which approximately 60% has been office space and the remainder is warehouse space. The building contains an unusually high percentage of office space for a mixed use property, but Registrant prefers to avoid reconfiguring the space, both to avoid the construction cost and to obtain the higher rates for office space. Because of tenant improvements to be made in connection with the U.S. Census Bureau lease described below, the percentage of office space will increase to approximately
71%.

     Registrant leases 9,650 square feet (approximately 55% of which is office space) to American Color Graphics, Inc. for an initial five year term which expires on July 31, 2002, with a five year renewal option. Annual net rent is $86,850 ($9.00 per square foot) to February 29, 2000. The annual rent for the period from March 1, 2000 to July 31, 2002 is $86,850, increased by the cumulative increase in the Consumer Price Index from August 1, 1997 to March 1,
2000 (but not more than a three percent increase). The tenant also reimburses
Registrant for its proportionate share of operating expenses. Registrant expended approximately $75,000 in 1998 in tenant improvements in connection with the American Color lease.

     In October 1998, General Electric Company ("GE") terminated its lease for
10,600 square feet in the building, upon payment of a lease cancellation fee of approximately $105,000. This fee represented GE's lease obligations for the then remaining lease term of one year. GE had paid a net rent of $9.00 per square foot, plus reimbursement of its proportionate share of operating expenses.

     In March 1999, Registrant executed a lease with the General Services
Administration (for the U.S. Census Bureau) for the 10,600 square feet previously occupied by GE. The lease provides for a 17 month term commencing
July 1, 1999 at a gross rent of $21.15 per square foot. Registrant is obligated to expend approximately $51,000 in tenant improvements in connection with this lease.

     Market conditions in the Monterey Park area have improved in recent years from those prevailing at the time GE executed its initial lease for the building. The vacancy rate for commercial properties in such area approximates
35% for office buildings and





23% for mixed (office and industrial) space. The American Color Building is situated next to a 200,000 square foot Public Storage facility which, like the American Color Building, consists of a front office with warehouse space in the rear. Such facility is currently approximately 96% occupied; net rents approximate $6.36 per square foot. Gross rents approximate $21.00 per square foot for office space and $13.00 per square foot for mixed office/warehouse space in this area.

The Directory Building (formerly, the IBM Building)

     On October 27, 1986, Registrant acquired the Directory Building, located in
Las Colinas, Texas, for a purchase price of approximately $24,580,000, inclusive of acquisition fees. Registrant owns fee title to the Directory Building and its
6.67 acres of underlying land, subject to the lien of the Loan. The Directory
Building was built in 1982 and contains approximately 152,100 net rentable square feet (reduced from 154,300 square feet during IBM's tenancy).

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

     Registrant did not incur any significant capital expenditures at the building during 1998. In connection with the GTE lease, Registrant has expended approximately $2,628,000 for tenant improvements, none of which was in 1998.

     The Las Colinas office market includes approximately 15,479,500 leasable square feet, of which approximately 89.4% was leased as of December 31, 1998.
Weighted average rental rates for new leases at such properties range from approximately $23.73 to $24.38 per square foot.

Tumi Building
(formerly Austin Place Building)

     On December 30, 1986, Registrant acquired the Tumi Building, a two-wing office building located in South Plainfield, New Jersey, for a purchase price of approximately $16,473,000, inclusive of acquisition fees. Registrant owns fee title to the Tumi Building and its underlying five acres of land, subject to the lien of the Loan. The property was built in 1986 and contains approximately
106,600 net rentable square feet for use as a multi-tenant facility (reduced from 108,000 square feet as a single tenant facility).

     As of March 25, 1999, the property is approximately 76.0% leased, with 45,700 square feet leased to Tumi, Inc. (as discussed below) and the remainder at an average current rent of approximately $18.89 per square foot. One of such leases has been extended past expiration pending negotiation of an expansion
(approximately 4,100 square feet) and such other leases expire in February 2004
(approximately 9,600 square feet) and May 31, 2007 (approximately 21,650 square feet).

     On March 9, 1999, Gdynia America Line, Inc., a tenant occupying approximately 21,650 square feet (20.3%) in the Tumi Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a
Polish corporation owned by the Polish Government, is jointly and severally obligated under this lease. The lease expires in May 2007 and requires rental rates of $20.60 per square foot until May 2002 and $19.75 per square foot thereafter. The tenant owes Registrant approximately $258,000 for pre-petition rent, as to which Registrant is an unsecured creditor. There is no assurance that the lease will be affirmed in the bankruptcy proceeding or that Registrant will be able to collect any amounts due from Polish Ocean Lines, the financial condition of which presently is not ascertainable. If the lease is rejected, the Tumi Building will have vacant space comprising approximately 43.7% of the total net rentable square feet.

     South Plainfield is included in the Route 287 submarket (approximately
6,850,000 square feet of which 14% is vacant), the Somerset County area
(approximately 8,750,000 square feet, of which 6% is vacant), and the Central
New Jersey Profit Center (approximately 44,850,000 square feet, of which 8% is vacant). Average rents for office space in such area approximate $20.55 to $23.58 per square foot. Registrant has expended approximately $2,205,000 for tenant improvements, all of which was incurred before 1998. Registrant anticipates expending approximately $148,000 in tenant improvements in 1999 for tenants other than Tumi.

     In October 1998, The Austin Company ("Austin") and Registrant executed a lease termination agreement pursuant to which Austin was released from its lease for 45,700 square feet in consideration of its execution and delivery of a senior note in the original amount of approximately $3,802,425 (representing its base rent obligation less the basic rent obligation under Tumi's lease for such space). On December 31, 1998, after monthly payments aggregating approximately
$387,400, Registrant accepted, pursuant to the terms of the senior note, a discounted prepayment of the note in the amount of $2,950,000.





     Tumi's lease is for 45,700 square feet and expires on January 19, 2009. It requires rent payments equal to $9.00 per square foot until January 2002, $15.00 per square foot from February 2002 to January 2006, and $17.00 per square foot from February 2006 to January 2009. The lease includes two 5-year renewal terms, the first at a base rent of $20.00 per square foot and the second at a then fair market rental. Tumi is also obligated to pay for its electric current consumption and its proportionate share (42.3%) of increases in operating expenses, taxes, and insurance over base year 1999 levels. Registrant has approved an approximate $1,100,000 budget for tenant improvements to be made by Tumi, of which Registrant is obligated to fund not more than $350,000 in connection with this lease.

Flatiron Building (formerly, the Cadnetix Building)

     On January 5, 1988, Registrant acquired the Flatiron Building, located in
Flatiron Industrial Park, Boulder, Colorado, for approximately $9,003,000, inclusive of acquisition fees. Registrant owns fee title to the Flatiron
Building and its 5 acres of underlying land, subject to the lien of the Loan.
The property contains approximately 96,070 net rentable square feet for use as a multi-tenant facility (reduced from 102,000 square feet as a single tenant facility).

     As of March 29, 1999, Registrant has rented approximately 97% of the space in the building to various tenants pursuant to leases providing for an average current net rent of approximately $10.71 per square foot (exclusive of expenses). Such leases expire in 1999 (approximately 31,822 square feet), in 2000 (approximately 4,801 square feet), in 2001 (approximately 17,181 square feet), in 2002 (approximately 16,237 square feet), and in 2003 (approximately
22,463 square feet). On March 9, 1998, Mobile Storage Technologies (formerly,
Integral Peripherals Inc.), a tenant then with an aggregate of approximately
54,135 square feet of space (56.3%) in the Flatiron Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Such space was leased pursuant to three separate leases, at net rental rates ranging from $7.42 to $9.84 per square foot, all of which expired on October 31, 1998. This tenant emerged from its bankruptcy proceeding, having paid its rent obligations to Registrant in full, and renewed a lease for approximately 31,822 square feet at a net rental rate of $8.97 per square foot.

     The Flatiron Building is zoned IG (Industrial General), which permits office use by manufacturers and industrial users (including software developers), but does not permit general office use by service providers such as attorneys and accountants. Registrant does not believe that such classification will adversely affect its ability to fully lease this building at market rates, and such classification does not affect any existing tenants.

     Market conditions in the Boulder area remain favorable for owners of commercial buildings. The market for the Boulder area contains approximately 7.0 million square feet of commercial space of which approximately
5.3% is vacant. Average rents for office space in such area approximate $15.00 per square foot, exclusive of expenses. Registrant has expended approximately
$455,000, none of which was in 1998, for tenant improvements for the Flatiron
Building. Registrant is obligated to fund approximately $206,100 in tenant improvements in 1999.

Marathon Oil Building (formerly, the Tenneco Building)

     On March 21, 1988, Registrant acquired the Marathon Oil Building (formerly, the Tenneco Building), an office building located in Oklahoma City, Oklahoma, for approximately $10,736,000, inclusive of acquisition fees. Registrant owns fee title to the Marathon Oil Building with its 6.1 acres of underlying land, subject to the lien of the Loan. The property contains 90,925 net rentable square feet on two floors, plus a 10,016 square foot basement.

     Marathon and its former affiliate, Koch Midstream Services Company
("Koch"), lease 62,625 square feet (including 4,344 in the basement) and 24,704 square feet (including 567 in the basement), respectively, in the building.
Marathon's lease expires in 2001, subject to two five-year renewal options;
Koch's lease also expires in 2001, but without any renewal option.

     Annual rent under such leases is approximately $750,600 ($8.75 per square foot, plus $6.00 per square foot for basement space). Marathon and Koch must also pay additional rent equal to their proportionate share of any increases in operating costs of the building after 1996. Registrant has funded tenant improvements of approximately $350,000 for Marathon and Delhi, none of which was expended in 1998.

     Registrant has leased approximately an additional 5,600 square feet in the building for a five-year term ending in December 2001 at a rent of $11.00 per square foot. Registrant has funded tenant improvements of approximately $74,000 in connection with this lease, none of which was expended in 1998. The remaining space (approximately 3.2% of the office space, plus approximately 51% of the basement) is vacant and Registrant is seeking a tenant for such space; however, the space is difficult to rent and would require significant tenant improvements.

     Market conditions in the northwest section of Oklahoma City have continued recent improvements from the declines experienced after Registrant acquired the building. Such market contains approximately 4.8 million square feet of commercial space of which approximately 7.5% is vacant. Average rents for commercial space range from $8.00 to $19.50 per square foot, with a weighted average rate of $13.60 per square foot.





475 Fifth Avenue

     On December 6, 1996, Registrant purchased the land, building and other improvements commonly known as 475 Fifth Avenue, and situated in New York, New
York, for approximately $27,440,000, including capitalized costs and related costs. The property contains a multi-tenant office building comprised of approximately 237,700 square feet and is located on the southeast corner of 41st
Street and Fifth Avenue in New York City; Registrant owns fee title to 475 Fifth
Avenue, subject to the lien of the Loan.

     475 Fifth Avenue is a 23-story office building with approximately 20,000 square feet of retail space on the first floor and basement, 212,600 square feet of office space, and 5,100 square feet of basement storage space. As of March
15, 1999, approximately 93% of the rentable square footage in the building was leased (including approximately 93% of the office space, 100% of the retail space, and 80% of the basement space), at an average current rent (base rent plus electric charges and prior year adjustments) of approximately $31.42 per square foot (approximately $30.41 per square foot of office space and $65.08 per square foot of retail space). Following is a schedule of the expirations of such leases.




================================================================================
                                                                    Avg. Current
                        Approximate                                 Base Rent/
Expiration Year         Square Feet           % of Total            Sq. Ft.
--------------------------------------------------------------------------------
1999                          8,461               3.6%              $ 30.97
--------------------------------------------------------------------------------
2000                          9,226               4.0%              $ 27.04
--------------------------------------------------------------------------------
2001                         19,155               8.2%              $ 36.15
--------------------------------------------------------------------------------
2002                          4,007               1.7%              $ 31.69
--------------------------------------------------------------------------------
2003                          8,699               3.7%              $ 31.02
--------------------------------------------------------------------------------
2004                         22,454               9.7%              $ 40.64
--------------------------------------------------------------------------------
2005                         32,687              14.1%              $ 37.66
--------------------------------------------------------------------------------
2006                         16,535               7.1%              $ 29.42
--------------------------------------------------------------------------------
2007                          5,636               2.4%              $ 29.45
--------------------------------------------------------------------------------
2008                         47,399              20.4%              $ 26.64
--------------------------------------------------------------------------------
2009                         40,236              17.3%              $ 31.74
--------------------------------------------------------------------------------
2012                          2,947               1.3%              $125.19
================================================================================

     Registrant's leases generally provide for a base rent, inclusive of an electricity charge, plus additional rent in the form of operating expense and real estate tax escalation factors. In 1997, Registrant commenced a capital improvement program, designed to increase rental rates and the value of the building. Registrant has budgeted capital improvements to be made at 475 Fifth
Avenue aggregating approximately $3,200,000 over the next 10 years, including the following: mechanical and electrical systems, including replacement of vacuum heating pumps, installation of a new hot water heating system, and upgrading electric closets and electric service (approximately $1,600,000);
structural repairs, including roofing and facade repairs (approximately
$500,000); elevator repairs and refurbishment, including replacement of controls
(approximately $410,000); and improvements to comply with building codes and Americans with Disabilities Act requirements, including fire alarm and smoke detection (approximately $675,000). In 1998, Registrant funded capital improvements aggregating approximately $613,300. Certain of such improvements can only be made as tenancies expire. During 1998, Registrant expended approximately $2,747,300 in tenant improvements at 475 Fifth Avenue. Capital improvements and tenant improvements have been, and are expected in the future to be, funded from working capital and loan drawdowns and from anticipated increases in rental income.

     475 Fifth Avenue is situated in the Grand Central district of the New York
City midtown market. Such district includes 82





buildings with approximately 44,200,000 aggregate rentable square feet, of which approximately 10.4% is currently vacant. Asking rents in this district average approximately $43.11 per square foot. The entire midtown market includes 341 buildings with approximately 186,700,000 aggregate rentable square feet, an approximate 8.1% vacancy rate, and average asking rents of approximately $39.37 per square foot.

Alamo Towers

     On March 17, 1997, Registrant purchased the land, building and other improvements commonly known as the Alamo Towers, and situated in San Antonio, Texas, for approximately $12,002,000, including capitalized closing and related costs. The Alamo Towers contains a multi-tenant office building comprised of approximately 196,000 square feet. Registrant owns fee title to the Alamo
Towers, subject to the lien of the Loan.

     The Alamo Towers is an office building consisting of two stand-alone
8-story towers with approximately 186,000 square feet of office space and 8,000 square feet of basement space. As of March 1, 1999, approximately 83% of the rentable square footage of office space in the Alamo Towers was leased, at an average current base rent of approximately $11.93 per square foot. Following is a schedule of expiration of such leases.

================================================================================
                                                                     Avg. Current
                          Approximate                                Base Rent/
Expiration Year           Square Feet             % of Total         Sq. Ft.
--------------------------------------------------------------------------------
1999                           55,855             30.5%              $12.76
--------------------------------------------------------------------------------
2000                           25,322             13.8%              $14.14
--------------------------------------------------------------------------------
2001                           47,549             25.9%              $13.73
--------------------------------------------------------------------------------
2002                           11,867              6.5%              $14.33
--------------------------------------------------------------------------------
2003                            4,626              2.5%              $14.75
--------------------------------------------------------------------------------
2004                            6,889              3.8%              $13.50
================================================================================

     Registrant has begun to refurbish the two tower lobbies at an estimated cost of $400,000 of which approximately $50,000 has been paid to date. The building's lack of a covered parking garage is seen as a competitive disadvantage which Registrant intends to remedy. Construction of such a garage is expected to cost approximately $5,000,000, which Registrant may finance by drawdowns on the Loan, from proceeds from the sales of any properties, and/or from proceeds of mortgage loans which it may obtain on one or more of its properties. Depending upon the availability of financing, of which there can be no assurance, construction would commence later this year and is expected to take six to eight months to complete. Registrant may also install sprinklers on all floors of the towers, at an estimated cost of $250,000, but any such installation is unlikely to occur in the near future. Registrant has expended approximately $196,000 in tenant improvements to the Alamo Towers, including approximately $81,000 in 1998.

     The San Antonio office market includes approximately 19,815,000 aggregate rentable square feet, of which approximately 10.7% is currently vacant. Asking rents in this market now average $15.90 per square foot. The north-central San
Antonio market includes approximately 6,955,000 aggregate rentable square feet, of which approximately 8.2% is vacant and for which asking rents average approximately $17.76 per square foot. Class B buildings, including the Alamo
Towers, feature an approximate 8.9% vacancy rate and an average asking rental rate of $16.50 per square foot.

Item 3. Legal Proceedings.

     Registrant does not know of any material legal proceedings, other than ordinary immaterial routine litigation incidental to its business, pending against or involving Registrant or any of its properties.

Item 4. Submission of Matters to a Vote of Security-Holders.

     There were no matters submitted to a vote of Limited Partners or holders of the Units ("Unitholders") and none were required to be submitted during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.




                                     PART II

Item 5.  Market for Registrant's Securities and Related Security-Holder Matters.

     The Units of Registrant are not traded in any established public trading market. Because of certain provisions of the Internal Revenue Code of 1986, as amended (the "Code"), as described below, the General Partners have not applied to include the Units for quotation or listing on any national or regional stock exchange or any other established securities market.

     Registrant has administered a Unit Repurchase Plan since 1995, pursuant to which Registrant, in its discretion, has purchased outstanding Units. Any such purchases are made at prices no higher than the lowest current independent offer quotation. During 1998, Registrant repurchased 8,680 Units at a price of $10.75 per Unit. Registrant is limited by the terms of the Loan to an aggregate of $3,000,000 in Unit repurchases. In addition, repurchases both divert funds otherwise available for capital improvements and require a monthly reallocation of Unitholders' interests. For these reasons, Registrant limits future repurchases, if any, to the final one or two months of a calendar year. To provide an alternative outlet for Unit sales, the General Partners and their affiliates have, during any periods of suspension in Registrant's Unit
Repurchase Plan, purchased Units on the same terms and conditions as under the Unit Repurchase Plan.

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

     As of December 31, 1998, there were 2,947 Unitholders of record.

     The following represents per Unit cash distributions to investors for the fiscal years ended December 31, 1998 and 1997.

                                 Distribution
Quarter Ended                    Per Unit                        Payment Date
-------------                    --------                        ------------
December 31, 1998                $   0.30                        February 1999

September 30, 1998               $   0.30                        November 1998

June 30, 1998                    $   0.30                        August 1998

March 31, 1998                   $   0.30                        May 1998

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

Item 6.  Selected Financial Data.

                                  Year Ended           Year Ended           Year Ended            Year Ended           Year Ended
                                  December 31,         December 31,         December 31,          December 31,         December 31,
                                  1998                 1997                 1996                  1995                 1994
                                  -------------        -------------         -------------        -------------        -------------
Operating
Revenues                          $  19,752,206        $  14,958,799         $   9,142,369        $   9,827,431        $   8,957,620

Net Income                        $   1,930,984        $    (420,892)        $     677,914        $   2,008,688        $   2,450,563

Net Income
per Unit (1)                      $        0.64        $       (0.14)        $        0.22        $        0.62        $        0.76

Total Assets                      $ 105,748,365        $ 100,946,968         $ 102,983,279        $  74,460,139        $  76,388,992

Long-Term
Obligations                       $  46,930,800        $  41,578,800         $  39,955,200        $   7,800,000        $   7,800,000

Distributions
per Unit(1)(2)                    $        1.20        $        1.20         $        1.20        $        1.20        $        1.00

----------
(1) Per Unit numbers are based on 3,200,000 Units for 1994 and a weighted average number of Units of 2,986,460, 3,022,492, 3,087,170, and 3,184,222,
     for 1998, 1997, 1996, and 1995, respectively.

(2) Each year's distributions include funds distributed after the end of the year which are attributable to that year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At December 31, 1998, Registrant had cash and receivables of approximately $4,850,000 as contrasted to accounts payable and accrued expenses of approximately $2,980,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, the Loan provides a source of additional capital.

     Registrant has been investing capital in acquiring additional properties and improving its existing and additional properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. Capital resources have been employed since the beginning of 1998 to make the following capital improvements: approximately $613,300 in capital improvements and $2,747,300 in tenant improvements at 475 Fifth Avenue; and approximately $76,100 in capital improvements and $80,200 in tenant improvements at Alamo Towers. Registrant may also require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $3,250,000) and Alamo Towers (estimated at $5,400,000). These additional capital improvements are expected to be made over several years, as tenancies expire.

     Gdynia America Line, Inc., which leases approximately 20% of the Tumi Building, pursuant to a lease expiring in May 2007, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. To the extent all or a portion of such space is unproductive for any length of time, Registrant will face an additional capital demand. However, this tenant's rental payments constituted only approximately three percent of Registrant's aggregate 1998 property revenues, so any effect is expected to be limited.

     During 1998, Registrant received the following fees in connection with early termination of leases: approximately $105,000 from GE with respect to the American Color Building; approximately $3,734,000 from two tenants, including Austin, at the Tumi Building; approximately $197,000 from a tenant at 475 Fifth Avenue; and approximately $131,000 from several tenants at Alamo Towers. Registrant has already re-leased most of such space, so that the lease termination fees generally represent additional revenues to Registrant; however, the Austin termination fee represents the difference between rent under Austin's lease and rent under the Tumi lease. Accordingly, Registrant received a prepayment of the above-market portion of the Austin lease rent.

     To date, Registrant has funded its capital requirements from the Loan and, previously, out of working capital and through reductions in distributions to partners. Registrant's quarterly distribution to partners for each of the four quarters of 1998 was $0.30 per Unit. Registrant intends to maintain this level of distributions through 1999 and, if possible, thereafter. However, to the extent Registrant's sources of capital are inadequate for its requirements, Registrant may need to reduce or suspend distributions to partners, incur additional indebtedness, and/or dispose of one or more of its properties.

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

Results of Operations

1998 versus 1997

     Rental revenues increased by 4.2% from 1997 to 1998, primarily because of increased occupancy and rental rates at 475 Fifth Avenue. In addition, Registrant received $4,167,685 in lease cancellation fees in 1998 with respect to the American Color, Tumi, 475 Fifth Avenue, and Alamo Towers buildings. As a result, total revenues increased by 32.0% from 1997 to 1998.

     Interest expense in 1998 increased by 3.5% in 1998 from 1997, primarily as a result of additional drawdowns under the Loan aggregating $6,400,000. Depreciation increased by 7.1% in 1998 primarily because of capital improvements made at 475 Fifth Avenue and Alamo Towers during 1997 and 1998. Amortization increased by 17.7% primarily because of additional financing costs related to the Fleet Bank loan. Management fees increased by 34.7% in 1998 from 1997 primarily due to property management fees computed as a percentage of Registrant's increased rental revenues. Professional fees increased by 50.4% from 1997 to 1998 primarily because of legal fees incurred in connection with amending the Loan, negotiating lease buyouts, and increased leasing activity. The 93.3% increase in general and administrative expenses in 1998 from 1997 is primarily attributable to the write-off of deferred rent receivable upon early lease terminations of approximately $815,300 in 1998 and $158,900 in 1997.

     Registrant realized income from real estate operations of $1,930,984 in 1998 as compared to a net loss of $1,333,393 in 1997. After adjusting for non-cash items (principally depreciation and amortization), operations generated cash flows of approximately $5,467,000 in 1998 and $2,708,000 in 1997 (a 101.9%
increase).

     The recognition of net income and significant increase in net cash provided by operating activities is largely due to realization of Registrant's capital improvement program at 475 Fifth Avenue, which has increased occupancy and rental rates. Registrant intends to continue its capital improvement program at 475 Fifth Avenue, and implement its program at Alamo Towers, in 1999. Leasing its vacant space at Alamo Towers (approximately 17% of office space) and re-leasing space covered by expiring leases will provide additional rental revenues with little additional operating expenses.

1997 versus 1996

     Rental revenues increased significantly (61.8%) from 1996 to 1997, reflecting a full year's operations at 475 Fifth Avenue and the acquisition of Alamo Towers, more than offsetting the sale of the James River Warehouse, plus the leasing in 1997 of previously vacant space in the American Color Building and the Marathon Oil Building.

     Interest expense in 1997 increased substantially (232.2%) from 1996, reflecting a full year's expense of the Fleet Bank loan ($42,600,000 in aggregate advances) as compared to the PNC Bank loan ($7,800,000 line of credit). Depreciation increased in 1997 by 19.6% because of the excess of property acquisitions (475 Fifth Avenue and Alamo Towers) over dispositions (James River Warehouse) and because of capital improvements made at 475 Fifth Avenue, Alamo Towers, and the Directory Building. Amortization increased by 53.6% from 1996 to 1997 primarily because of financing costs related to the Fleet Bank loan. The net effect of the acquisition of 475 Fifth Avenue and Alamo Towers as contrasted to the disposition of the James River Warehouse is primarily responsible for the 136.4% increase in property operation expenses in 1997. Management fees increased by 78.3% in 1997 primarily due to property management fees computed s a percentage of Registrant's increased rental revenues. General and administrative expenses decreased by 7.6% primarily because of the absence in 1997 of due diligence expenses incurred in 1996 in investigating property acquisitions which were not ultimately consummated.

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

     The net loss from real estate operations in 1997 was primarily attributable to the inability of operations at 475 Fifth Avenue and Alamo Towers to offset the financing costs of the Loan.

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

     The directors and executive officers of the Corporate General Partner are as follows:

                                                                  Officer/
                                                                  Director
         Name                 Age            Position              Since
         ----                 ---            --------             --------
Robert F. Gossett, Jr.        55         President, Treasurer
                                         and Director               1994

Pauline G. Gossett            55         Secretary                  1994

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

     Registrant employs the following employees who make significant contributions to the business of Registrant:

                                                                  Officer/
                                                                  Employee
         Name                 Age            Position              Since
         ----                 ---            --------             --------
James N. Walsh                45         Property Manager           1997
John R. Anthis, Jr.           58         Property Manager           1997
Wallis J. Hoskins             45         Property Manager           1993
Madeline Matlak               33         Fund Administrator         1994

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

     Based solely upon its review of copies of Forms 3, 4, and 5 received by it during 1998, and written representations from reporting persons that no other Forms 5 were required for such persons for 1998, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 1998 and prior years were complied with on a timely basis except as previously reported and except as follows: each of Robert F. Gossett, Jr. and Pauline G. Gossett filed one statement on Form 5 to make a late report of Form 4 transactions. Each such Form 5 reported five purchases of Units made in October 1998.

Item 11. Executive Compensation.

     Registrant is not required to and did not pay remuneration to the officers and directors of the Corporate General Partner. However, the General Partners and/or their affiliates receive compensation for services performed for Registrant.

                                     Summary Compensation Table

                                              Share of
                                             Adjusted Cash        Management        Leasing             Expense
Name                              Year      from Operations          Fees         Commissions        Reimbursement
----                              ----      ---------------       ----------      -----------        -------------
Corporate General
Partner                           1998         $29,005            $1,086,137         $    -0-           $ 44,000

Individual General
Partner                           1998         $ 7,251            $  271,534         $    -0-           $ 11,000

Corporate General
Partner                           1997         $29,419            $  806,602         $    -0-           $ 48,298

Individual General
Partner                           1997         $ 7,355            $  201,650         $    -0-           $ 12,074

Corporate General
Partner                           1996         $30,071            $  452,415         $ 88,467           $132,829

Individual General
Partner                           1996         $ 7,518            $  113,104         $ 22,117           $ 33,207

See Item 13 - "Certain Relationships and Related Transactions" for a discussion of the above compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 22, 1999 no person was known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

     The following table sets forth information as of March 22, 1999 with respect to the beneficial ownership of Units of Registrant by (i) each of the General Partners, (ii) each of the directors and executive officers of the Corporate General Partner, and (iii) all General Partners and executive officers and directors of the Corporate General Partner, as a group.

                                                                 Amount and
         Name of                                                 Nature of
       Beneficial                                Beneficial       Percent
         Owner                                   Ownership        of Class
         -----                                   ---------        --------

1345 Realty Corporation(1)                            -0-             0%

Robert F. Gossett, Jr.(2)                          29,458           1.0%

Pauline G. Gossett(3)                              29,458           1.0%

All General Partners and
Directors and Executive
Officers as a group
(3 persons)                                        58,916           2.0%

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

----------
(1) 1345 Realty Corporation is the Corporate General Partner.

(2) Mr. Gossett is the Individual General Partner and the President of the Corporate General Partner. Consists of Mr. Gossett's 25% proportionate interest in Vance, Teel & Company, Ltd. He disclaims beneficial ownership of the remaining 75% proportionate interest owned by his wife, Pauline Gossett, and his two adult children.

(3) Ms. Gossett is the Secretary of the Corporate General Partner. Consists of Ms. Gossett's 25% proportionate interest in Vance, Teel & Company, Ltd. She disclaims beneficial ownership of the remaining 75% proportionate interest owned by her husband, Robert F. Gossett, Jr., and her two adult children.

     The General Partners received $36,256 ($29,005 to the Corporate General Partner and $7,251 to the Individual General Partner) as their allocable share (1%) of adjusted cash from operations with respect to the year ended December 31, 1998. For the year ended December 31, 1998, $19,310 (1%) of Registrant's net income was allocated to the General Partners ($15,448 to the Corporate General Partner and $3,862 to the Individual General Partner).

     The General Partners or their affiliates are also entitled to receive: a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from operations less the asset management fee; an asset management fee for managing Registrant's funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property management services for Registrant's properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases. During the year ended December 31, 1998, the General Partners earned and were paid an aggregate of $1,357,671 of such management fees ($1,086,137 to the Corporate General Partner and $271,534 to the Individual General Partner). At December 31, 1998, all of such fees had been paid.

     The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at a rate equal to 3% of the gross revenue for the first five years of each lease signed where the General Partners performed such leasing services. During the year ended December 31, 1998, no such fees were paid to the General Partners.

     During the year ended December 31, 1998, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant's operations aggregating $55,000 ($44,000 to the Corporate General Partner and $11,000 to the Individual General Partner).

     During the year ended December 31, 1998, the Individual General Partner made loans to Registrant totaling $2,395,678 to fund capital improvements and tenant improvements. Such loans were repaid in full, without interest or other consideration, in September 1998 from the proceeds of drawdowns under the terms of the amended Loan.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)(1), (2) See page F-2

                                                                      Sequential
                                                                        Page
                                                                        Number
                                                                      ----------
     (a)(3) Exhibits:

       3.      Certificate of Limited Partnership,
               incorporated by reference to Exhibit 4 to Registration Statement No. 33-2258 (the
               "Registration Statement").

   4. (a)      Amended and Restated Agreement of Limited
               Partnership dated as of July 24, 1995,
               incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

   10.(a) Property Management Agreement, incorporated by reference to Exhibit 10B to the Registration Statement.

      (b) Management Agreement dated January 5, 1988 by and between Registrant and Colorado Management Group, incorporated by reference to Exhibit 10(e) to Registrant's Current Report on Form 8-K Dated January 5, 1988.

      (c)      Lease dated as of April 20, 1994 between
               Registrant and GTE.(1)

      (d)      Amendment No. 1 to Lease dated as of July 29,
               1994 between Registrant and GTE.(1)

-------
(1) Incorporated by reference to Exhibits 10 (y), (z), and (aa) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference to Exhibits 10(i), (j), (k), (l), (m), (n), (o),
(p), (q), (r), (s), (t), (u), (v), (w) and (cc) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                                                                      Sequential
                                                                        Page
                                                                        Number
                                                                      ----------
      (e)      Amendment No. 2 to Lease dated as of February
               22, 1995 between Registrant and GTE.(1)

      (f)      Secured Promissory Note dated September 26,
               1996, made by Registrant.(2)

      (g)      Loan Agreement dated as of September 26, 1996
               between Registrant and Fleet Bank, N.A.(2)

      (h)      Environmental Compliance and Indemnification
               Agreement dated __________, 1996, made by Registrant.(2)

      (i) First Amendment of Loan Agreement and Note dated December __, 1996 between Registrant and Fleet Bank, N.A.(2)

      (j)      Deed of Trust, Assignment of Rents, Security
               Agreement and Fixture Filing dated September
               26, 1996, made by Registrant with respect to the American Color Building.(2)

      (k)      First Amendment to Deed of Trust dated
               December __, 1996, made by Registrant with respect to the American Color Building.(2)

      (l)      Deed of Trust, Assignment of Rents, Security
               Agreement and Fixture Filing dated September
               26, 1996, made by Registrant with respect to the Flatiron Building.(2)

                                                                      Sequential
                                                                        Page
                                                                        Number
                                                                      ----------
      (m)      First Amendment to Deed of Trust dated
               December __, 1996, made by Registrant with respect to the Flatiron Building.(2)

      (n)      Mortgage, Assignment of Leases and Rents and
               Security Agreement dated September 26, 1996, made by Registrant with respect to the Tumi
               Building.(2)

      (o)      First Amendment to Mortgage dated December
               __, 1996, made by Registrant with respect to the Tumi Building.(2)

      (p)      Mortgage, Assignment of Leases and Rents and
               Security Agreement dated December __, 1996, made by Registrant with respect to 475 Fifth
               Avenue.(2)

      (q)      Mortgage, Assignment of Leases and Rents,
               Security Agreement and Fixture Filing dated
               September 26, 1996, made by Registrant with respect to the Marathon Oil Building.(2)

      (r)      First Amendment to Mortgage dated December
               __, 1996, made by Registrant with respect to the Marathon Oil Building.(2)

      (s)      Deed of Trust, Assignment of Rents, Security
               Agreement and Fixture Filing dated September
               26, 1996, made by Registrant with respect to the Directory Building.(2)

      (t)      First Amendment to Deed of Trust dated
               December __, 1996, made by Registrant with respect to the Directory Building.(2)

                                                                      Sequential
                                                                        Page
                                                                        Number
                                                                      ----------
      (u)      Second Amendment of Loan Agreement dated
               March 17, 1997 among Fleet Bank, First
               American Bank Texas SSB, and Registrant.(2)

      (v)      Third Amendment of Loan Agreement and Second
               Amendment of Note among Fleet Bank, First
               American Bank Texas SSB, and Registrant.

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

                      Corporate Realty Income Fund I, L.P.

         List of Financial Statements and Financial Statement Schedules


The following financial statements of Corporate Realty Income Fund I, L.P. are included in Item 8:

Report of Independent Auditors - Ernst & Young LLP ....................     F-3
Report of Independent Auditors - KPMG LLP .............................     F-4


Financial Statements

Balance Sheets as of December 31, 1998 and 1997 .......................     F-5
Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996 ....................................     F-6
Statements of Changes in Partners' Capital for the years ended
  December 31, 1998, 1997 and 1996 ....................................     F-7
Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996 ....................................     F-8
Notes to Financial Statements .........................................     F-9
Schedule III - Real Estate and Accumulated Depreciation ...............     F-20

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

                         Report of Independent Auditors

To the Partners of
Corporate Realty Income Fund I, L.P.

We have audited the accompanying balance sheets of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' capital and cash flows for the years then ended. We also have audited the financial statement schedule listed on the Index at Item 14 (a). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Realty Income Fund I, L.P. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                /s/ Ernst & Young LLP


New York, New York
January 25, 1999

                          Independent Auditors' Report



The Partners
Corporate Realty Income Fund I, L.P.:

We have audited the accompanying statements of operations, changes in partners' capital, and cash flows of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Corporate Realty Income Fund I, L.P. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                  /s/KPMG LLP


New York, New York
February 5, 1997

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                                 Balance Sheets

                                                               December 31,
                                                           1998             1997
                                                      ------------------------------
Assets
Real estate, at cost:
   Land                                               $  19,875,846    $  19,875,846
   Buildings and improvements                            95,541,299       92,162,859
   Equipment and furniture                                   78,029           78,029
                                                      ------------------------------
                                                        115,495,174      112,116,734
   Less accumulated depreciation                         21,669,758       18,592,878
                                                      ------------------------------
                                                         93,825,416       93,523,856
Cash and cash equivalents at cost, which
   approximates market value                              4,115,435          855,840
Accounts receivable                                         737,617          478,380
Due from general partners                                    95,016          158,248
Note receivable, net of unamortized discount
   of $50,024 in 1998                                       524,379            2,628
Deferred rent receivable                                  2,638,615        2,955,384
Deferred financing costs, net of accumulated
   amortization of $927,224 in 1998 and
   $507,542 in 1997                                         829,552        1,015,084
Lease commissions, net of accumulated
   amortization of $1,637,425 in 1998
   and $1,866,901 in 1997                                 2,726,566        1,844,392
Deposits and other assets                                   255,769          113,156
                                                      ------------------------------
Total assets                                          $ 105,748,365    $ 100,946,968
                                                      ==============================

Liabilities and partners' capital
Accounts payable and accrued expenses                 $   2,983,261    $   1,986,273
Mortgage loan payable                                    46,930,800       41,578,800
Other liabilities                                         1,382,043        1,141,712
                                                      ------------------------------
Total liabilities                                        51,296,104       44,706,785

Commitments and contingencies

Partners' capital:
   General partners:
     Capital contributions                                    1,000            1,000
     Net income                                             395,236          375,926
     Cash distributions                                    (567,200)        (530,944)
                                                      ------------------------------
                                                           (170,964)        (154,018)
                                                      ------------------------------
   Limited partners: ($25 per unit; 4,000,000
     units authorized,  2,983,531 and 2,992,211
     issued and outstanding in 1998 and 1997,
     respectively):
       Capital contributions, net of offering costs      71,724,856       71,818,166
       Net income                                        39,128,241       37,216,567
       Cash distributions                               (56,229,872)     (52,640,532)
                                                      ------------------------------
                                                         54,623,225       56,394,201
                                                      ------------------------------
Total partners' capital                                  54,452,261       56,240,183
                                                      ------------------------------
Total liabilities and partners' capital               $ 105,748,365    $ 100,946,968
                                                      ==============================

See accompanying notes

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                            Statements of Operations


                                                                  For the year ended December 31,
                                                         1998                   1997                   1996
                                                    ------------------------------------------------------------
Revenue:
   Rental                                           $ 15,513,474            $ 14,885,474            $  9,101,611
   Lease cancellation                                  4,167,685                      --                      --
   Interest and other income                              71,047                  73,325                  40,758
                                                    ------------------------------------------------------------
                                                      19,752,206              14,958,799               9,142,369
                                                    ------------------------------------------------------------
Expenses:
   Interest                                            3,320,457               3,207,254                 965,540
   Depreciation                                        3,304,509               3,084,463               2,578,638
   Amortization                                          997,515                 847,297                 551,760
   Property operations                                 7,336,498               7,321,229               3,097,440
   Management fees                                     1,357,671               1,008,252                 565,519
   Professional fees                                     307,208                 204,301                 207,379
   General and administrative                          1,197,364                 619,396                 498,179
                                                    ------------------------------------------------------------
                                                      17,821,222              16,292,192               8,464,455
                                                    ------------------------------------------------------------

Income (loss) from real estate operations              1,930,984              (1,333,393)                677,914
Gain on sale of real estate                                   --                 912,501                      --
                                                    ------------------------------------------------------------
Net income (loss)                                   $  1,930,984            $   (420,892)           $    677,914
                                                    ============================================================

Net (income) loss allocated:
   General partners                                 $     19,310            $     (4,209)           $      6,779
   Limited partners                                    1,911,674                (416,683)                671,135
                                                    ------------------------------------------------------------
                                                    $  1,930,984            $   (420,892)           $    677,914
                                                    ============================================================

Net income (loss) per unit of limited
   partnership interest                             $       0.64            $      (0.14)           $       0.22
                                                    ============================================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                   Statements of Changes in Partners' Capital

                                                                        General           Limited
                                                     Total             Partners           Partners
                                                  --------------------------------------------------
Partners' capital (deficit) at
   December 31, 1995                              $ 64,877,949       $    (82,225)      $ 64,960,174
     Redemption of units                              (911,364)                --           (911,364)
     Cash distributions to partners                 (3,758,923)           (37,589)        (3,721,334)
     Net income                                        677,914              6,779            671,135
                                                  --------------------------------------------------
Partners' capital (deficit) at
   December 31, 1996                                60,885,576           (113,035)        60,998,611
     Redemption of units                              (547,120)                --           (547,120)
     Cash distributions to partners                 (3,677,381)           (36,774)        (3,640,607)
     Net loss                                         (420,892)            (4,209)          (416,683)
                                                  --------------------------------------------------
Partners' capital (deficit) at
   December 31, 1997                                56,240,183           (154,018)        56,394,201
     Redemption of units                               (93,310)                --            (93,310)
     Cash distributions to partners                 (3,625,596)           (36,256)        (3,589,340)
     Net income                                      1,930,984             19,310          1,911,674
                                                  --------------------------------------------------
Partners' capital (deficit) at
   December 31, 1998                              $ 54,452,261       $   (170,964)      $ 54,623,225
                                                  ==================================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                            Statements of Cash Flows

                                                                             For the year ended December 31,
                                                                      1998                1997                 1996
                                                                  ------------------------------------------------------
Operating activities
Net income (loss)                                                 $  1,930,984         $   (420,892)        $    677,914
                                                                  ------------------------------------------------------
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                                   4,302,024            3,931,760            3,130,398
     Gain on sale of real estate                                            --             (912,501)                  --
     Decrease (increase) in deferred rent receivable                   316,769              (10,221)            (160,361)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                     (259,237)             (46,491)               5,302
       Decrease (increase) in due from general partners                 63,232              (58,451)             (55,009)
       (Increase) decrease in note receivable                         (521,751)               7,684                7,382
       Increase in deposits                                           (142,000)                  --              (38,600)
       Increase in lease commissions                                (1,460,007)            (765,788)            (310,302)
       (Increase) decrease in other assets                                (613)              (2,425)               2,635
       Increase (decrease) in accounts payable and
         accrued expenses                                              996,988              787,736             (258,492)
       Increase in other liabilities                                   240,331              197,746              618,805
                                                                  ------------------------------------------------------
Total adjustments                                                    3,535,736            3,129,049            2,941,758
                                                                  ------------------------------------------------------
Net cash provided by operating activities                            5,466,720            2,708,157            3,619,672
                                                                  ------------------------------------------------------
Investing activities
Proceeds from sale of real estate                                           --           12,475,923                   --
Acquisition of real estate                                          (3,606,069)         (13,753,264)         (27,928,966)
                                                                  ------------------------------------------------------
Net cash (used in) investing activities                             (3,606,069)          (1,277,341)         (27,928,966)
                                                                  ------------------------------------------------------
Financing activities
Deferred financing costs                                              (234,150)                  --           (1,547,126)
Proceeds from mortgage loan payable                                  6,400,000            2,600,000           42,000,000
Repayments of mortgage loan payable                                 (1,048,000)            (976,400)          (9,844,800)
Redemption of units                                                    (93,310)            (547,120)            (911,364)
Cash distributions to partners                                      (3,625,596)          (3,677,381)          (3,758,923)
                                                                  ------------------------------------------------------
Net cash provided by (used in) financing
   activities                                                        1,398,944           (2,600,901)          25,937,787
                                                                  ------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents
                                                                     3,259,595           (1,170,085)           1,628,493
Cash and cash equivalents at beginning of
   year                                                                855,840            2,025,925              397,432
                                                                  ------------------------------------------------------
Cash and cash equivalents at end of year                          $  4,115,435         $    855,840         $  2,025,925
                                                                  ======================================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                          Notes to Financial Statements

                                December 31, 1998


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

During 1998 and 1997, 8,680 and 50,895 units, respectively, were redeemed from unitholders and canceled.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

2.   Significant Accounting Policies

Real Estate and Depreciation

Costs directly related to the acquisition and improvement of real estate are capitalized. Ordinary repairs and maintenance are expensed as incurred.

Depreciation of buildings for financial reporting purposes is computed under the straight-line method over an estimated economic useful life of forty years.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the Partnership's assets, which are held for use, are measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairment losses were required on any of the properties owned by the Partnership.

Deferred Financing Costs

Deferred financing costs are being amortized using the straight-line method over the term of the loan agreement.

Deferred Rent

Rental income is recognized on the straight-line basis over the entire term of the lease including rent-free periods. Accordingly, rental income for the years ended December 31, 1998, 1997 and 1996, includes approximately $498,500, $169,200 and $160,400, respectively, of the excess of income on the straight-line basis over the actual amount billed.

During 1998, the Partnership wrote-off deferred rent receivable of approximately $815,300, of which approximately $750,300 and $65,000 related to tenants vacating the

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Deferred Rent (continued)

Austin Place Building and 475 Fifth Avenue, respectively, prior to the expiration of their lease terms. During 1997, upon the sale of the James River Building, deferred rent receivable of approximately $158,900 was written-off. Such write-offs are included in general and administrative expense in the accompanying statements of operations.

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

Adoption of Recently Issued Accounting Standards

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", ("Statement 131") is effective for financial statements issued for periods beginning after December 15, 1997. Statement 131 requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

2.   Significant Accounting Policies (continued)

Adoption of Recently Issued Accounting Standards (continued)

The Partnership is engaged in owning and managing office properties and has one reportable segment, office real estate. The primary sources of revenue are tenant rents and escalations and reimbursement revenue. Real estate property operating expenses primarily consist of security, maintenance and utility costs.

Use of Estimates

The general partners have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications

Certain 1997 amounts have been reclassified to conform with the current year presentation.

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

3.   Partnership Agreement (continued)

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

4.   Investments in Real Estate

American Color Building

On July 10, 1986, the Partnership purchased the American Color Building (formerly the GE Medical Systems Office Building), an office building located in Monterey Park, California, and the 90,000 square feet of underlying land. The property contains approximately 20,250 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of approximately $4,182,000.

The building was fully leased to GE through October 21, 1995. In October 1995, GE renewed its lease with respect to 52% of the rentable area of the building for a term which was due to expire in October 2000. During 1998, the Partnership earned a lease cancellation fee of approximately $105,000 as GE terminated its lease prior to the end of its lease term. The remaining 48% of the building is leased to American Color Graphics, Inc. for a term which expires in July 2002.

The Directory Building

On October 27, 1986, the Partnership purchased the Directory Building (formerly the IBM building), an office building located in Las Colinas, Texas, and the
6.67 acres of underlying land. The property contains approximately 152,100 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of approximately $24,580,000.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

4.   Investments in Real Estate (continued)

The Directory Building (continued)

As of December 31, 1998, the building was 100% leased to GTE Directories Corporation for a term which expires on September 30, 2000. Rent from the tenant represented 14%, 16%, and 25% of the Partnership's total rental revenue in 1998, 1997, and 1996, respectively.

Tumi Building

On December 30, 1986, the Partnership purchased the Tumi Building (formerly the Austin Place Building), an office building located in South Plainfield, New Jersey, and the five acres of underlying land. The property contains approximately 106,600 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of approximately $16,473,000.

As of December 31, 1998, the building was approximately 73% leased to various tenants under leases with terms ranging from four to fifteen years.

During 1998 two tenants, The Austin Company and PNC Mortgage, paid lease cancellation fees of approximately $3,337,000 and $397,000, respectively, to terminate their leases prior to the end of their lease terms. Rent from The Austin Company represented 10% and 29% of the Partnership's total rental revenue in 1997 and 1996, respectively.

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

James River Building (continued)

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

The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of approximately $9,003,000.

As of December 31, 1998, the building was approximately 94% leased to various tenants under leases with terms ranging from one to eight years.

Marathon Oil Building

On March 21, 1988, the Partnership purchased the Marathon Oil Building (formerly the Tenneco Oil Building) located in Oklahoma City, Oklahoma, and the 6.1 acres of underlying land. The building contains approximately 90,925 net rentable square feet plus a 10,016 square foot basement.

The terms of the agreement with the seller provided for a purchase price, including acquisition fees, of approximately $10,736,000.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

4.   Investments in Real Estate (continued)

Marathon Oil Building (continued)

As of December 31, 1998, the building was approximately 93% leased to various tenants under leases with terms of five years. The Marathon Oil Company leases 62,600 square feet of space pursuant to a five-year lease which expires in February, 2001, and a lease with a former affiliate of Marathon with respect to 24,700 square feet of space which expires in February, 2001. Approximately 5,600 square feet of the remaining space is leased to another tenant for a term of five years.

475 Fifth Avenue

On December 6, 1996 the Partnership purchased an office building and the underlying land located at 475 Fifth Avenue, New York, New York. The building contains approximately 240,000 net rentable square feet.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $27,440,000.

As of December 31, 1998, the building was approximately 92% leased to various tenants under operating leases with remaining terms ranging from one to fifteen years.

During 1998, the Partnership earned a lease cancellation fee of approximately $197,000 from a tenant who terminated its lease prior to the end of its lease term.

Alamo Towers

On March 17, 1997, the Partnership purchased an office building and the underlying land located in San Antonio, Texas, for a purchase price, including capitalized closing and related costs, of approximately $12,002,000. The building contains approximately 196,000 net rentable square feet.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

4.   Investments in Real Estate (continued)

Alamo Towers (continued)

As of December 31, 1998, the building was approximately 83% leased to various tenants under operating leases with remaining terms ranging from one to seven years.

During  1998,  the  Partnership   earned  lease  cancellation  fees  aggregating
approximately $131,000 from several tenants who terminated leases prior to the end of their respective lease terms.

5.   Leases

Minimum future rentals from tenants under noncancellable operating leases as of December 31, 1998 are approximately as follows:

        Year ending December 31:

        1999                                          $11,861,000
        2000                                           10,634,000
        2001                                            7,961,000
        2002                                            7,101,000
        2003                                            6,757,000
        Thereafter                                     25,069,000
                                                      -----------
        Total                                         $69,383,000
                                                      ===========

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 1998, 1997, and 1996, escalation charges amounting to approximately $2,152,000, $2,735,000 and $1,765,000, respectively, have been included in rental income.

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

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 1998, 1997 and 1996:

                                             1998           1997         1996
                                         --------------------------------------
      Partnership management fees        $  254,544       $257,664     $263,577
      Property management fees            1,103,127        750,588      301,942
      Administrative expenses                55,000         60,372      166,036

During 1996, leasing commissions of $110,584 were billed to the Partnership by the general partners and recorded by the Partnership as deferred leasing commissions. There were no leasing commissions billed by the general partner in 1998 and 1997.

7.   Loan Payable

On September 26, 1996, the Partnership entered into a $24,000,000 senior secured revolving credit facility with Fleet Bank, N.A. (the "Mortgage"). The purpose of the Mortgage was to refinance the existing $7,800,000 secured revolving line of credit with PNC Bank, N.A., to provide working capital for tenant improvements and leasing commissions with respect to the properties owned by the Partnership, and to provide funds for the acquisition of additional properties. On December 6, 1996, the Partnership amended the Mortgage, increasing the principal amount to $44,000,000. On September 25, 1998, the Partnership further amended the Mortgage to increase its existing line of credit by $5,000,000.

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

7.   Loan Payable (continued)

The terms of the Mortgage, as amended, provide for a term of four years and maximum gross borrowings of $49,000,000. Borrowings under the Mortgage, which are secured by the properties owned by the Partnership, bear interest monthly at a rate, selected at the option of the Partnership at the time of the associated borrowing, based on (i) the lender's Peg Rate (as defined in the loan agreement) plus .50% or (ii) the applicable LIBOR rate or other market rate offered to the bank plus 2%. The Mortgage requires monthly amortization of principal in an amount equal to 1/500th of the outstanding principal amount of the Mortgage on the first day of the applicable month with a final payment of the then outstanding balance at maturity. The Mortgage may be prepaid at any time. Borrowings under the Mortgage are secured by all of the properties of the Partnership. Upon the sale of any property, the Partnership is required to repay principal on the total indebtedness under the Mortgage in an amount equal to 110% of that portion of outstanding balance of the loan attributable to the sold property, as defined in the Mortgage agreement. The Mortgage requires the Partnership to comply with certain covenants, including but not limited to, maintenance of certain financial ratios. In addition, the Mortgage provides that the Partnership may distribute to its partners up to 90% of the sum of its operating net income plus depreciation and amortization.

At December 31, 1998, $46,930,800 was outstanding under the Mortgage at varying interest rates, ($44,832,800 at 7.63% and $2,098,000 at 8.25% at December 31,
1998).

In connection with the Mortgage, the Partnership incurred fees and expenses of $1,756,776, which have been capitalized and are being amortized over the term of the loan agreement.

8.   Supplemental Disclosure of Cash Flow Information

                                               1998          1997        1996
                                           ------------------------------------

Cash paid during the year for interest     $ 3,289,728    $3,154,925   $789,306
                                           ====================================

                      Corporate Realty Income Fund I, L.P.
                        (A Delaware Limited Partnership)

                    Notes to Financial Statements (continued)

9.   Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the "Plan") in accordance with Section 401(K) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions. For the periods ended December 31, 1998 and 1997, the Partnership had not made any contributions to the Plan.

10.  Earnings per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 2,986,460, 3,022,492 and 3,087,170 weighted average limited partnership units outstanding in 1998, 1997 and 1996, respectively.

For the three years ended December 31, 1998, there were no partnership unit equivalents and, in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 1998, were computed based on the weighted average limited partnership units outstanding.

11.  Commitments

During 1998, the Partnership committed to expend approximately $1,026,000 for future tenant allowances which had not yet been incurred at December 31, 1998.

                                       Corporate Realty Income Fund I, L.P.
                                         (a Delaware Limited Partnership)

                              Schedule III - Real Estate and Accumulated Depreciation

                                                 December 31, 1998

                                                                              Costs
                                                                           Capitalized
                                                                          Subsequent to     Gross Amount at Which
                                                  Initial Cost (B)         Acquisition    Carried at Close of Period
                                         --------------------------------------------------------------------------------
                          Encumbrances                    Building and     Building and                      Building and
  Description                 (A)            Land         Improvements     Improvements         Land         Improvements
-----------------------------------------------------------------------------------------------------------------------------
Office Building
  Monterey Park, CA      $    811,903    $  1,762,126     $  2,459,141     $     89,239     $  1,762,126     $  2,548,380
Office Building
  Las Colinas, TX           7,607,483       4,925,745       19,702,979        2,755,710        4,925,745       22,458,689

Office Building
  So. Plainfield, NJ        6,086,925       3,147,912       13,378,294        2,103,178        3,147,912       15,481,472
Office Building
  San Antonio, TX           6,298,113       2,408,000        9,636,883          360,650        2,408,000        9,997,533
Office Building
  Boulder, CO               4,669,615       1,080,369        7,922,716          455,415        1,080,369        8,378,131

Office Building
  Oklahoma City, OK         1,783,370       1,063,694        9,713,348          427,350        1,063,694       10,140,698
Office Building
  New York, NY             19,673,391       5,488,000       21,951,998        4,662,427        5,488,000       26,614,425
                         ----------------------------------------------------------------------------------------------------
                         $ 46,930,800    $ 19,875,846     $ 84,765,359     $ 10,853,969     $ 19,875,846     $ 95,619,328
                         ====================================================================================================






                                        Accumulated                                     Life on Which
                             Total      Depreciation      Date of                      Depreciation is
  Description                 (C)           (D)         Construction   Date Acquired      Computed
------------------------------------------------------------------------------------------------------
Office Building
  Monterey Park, CA      $  4,310,506   $    776,077        1985          July, 1986    5 to 40 years
Office Building
  Las Colinas, TX          27,384,434      7,871,609        1982           October,     5 to 40 years
                                                                             1986
Office Building                                                           December,
  So. Plainfield, NJ       18,629,384      5,504,771        1986             1986       5 to 40 years
Office Building
  San Antonio, TX          12,405,533        485,998      1975/1980      March, 1997    5 to 40 years
Office Building
  Boulder, CO               9,458,500      2,635,010        1987           January,     5 to 40 years
                                                                             1988
Office Building
  Oklahoma City, OK        11,204,392      2,857,744        1986         March, 1988    5 to 40 years
Office Building                                                           December,
  New York, NY             32,102,425      1,538,549        1925             1996       5 to 40 years
                         ----------------------------
                         $115,495,174   $ 21,669,758
                         ============================

                      Corporate Realty Income Fund I, L.P.
                        (a Delaware Limited Partnership)

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 1998


Notes:

(A) Encumbrances represent a loan secured by a deed of trust given with respect to all of the properties of the Partnership.

(B) The initial cost to the Partnership represents the original purchase price of the properties net of purchase price adjustments, including amounts incurred subsequent to acquisition which were contemplated. The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. There is no difference between costs for financial reporting purposes and costs for federal income tax purposes.

(C)  Reconciliation Summary of Transactions - Real Estate Owned

                                                         Year Ended December 31,
                                                1998             1997             1996
                                           -----------------------------------------------
Balance at beginning of year               $ 112,116,734    $ 112,971,546    $  85,042,580
Net additions during the year                  3,606,069       13,753,264       27,928,966
Cost of real estate sold                              --      (11,563,422)              --
Write off fully depreciated assets              (227,629)      (3,044,654)              --
                                           -----------------------------------------------
Balance at close of year                   $ 115,495,174    $ 112,116,734    $ 112,971,546
                                           ===============================================

The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 1998 was approximately $104,583,000.

(D)  Reconciliation Summary of Transactions - Accumulated Depreciation

                                                         Year Ended December 31,
                                                1998              1997            1996
                                           -----------------------------------------------
Balance at beginning of year               $  18,592,878    $  18,553,069    $  15,974,431
Depreciation charged to expense                3,304,509        3,084,463        2,578,438
Write-off of fully depreciated assets           (227,629)      (3,044,654)              --
                                           -----------------------------------------------
Balance at close of year                   $  21,669,758    $  18,592,878    $  18,553,069
                                           ===============================================

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



                                          CORPORATE REALTY INCOME FUND I, L.P.
                                                          (Registrant)


                                          By: 1345 REALTY CORPORATION
                                              as Corporate General Partner



Dated: March 30, 1999                     By: /s/ Robert F. Gossett, Jr.
                                              ----------------------------------
                                              ROBERT F. GOSSETT, JR.,
                                              President



Dated: March 30, 1999                     By: /s/ Robert F. Gossett, Jr.
                                              ----------------------------------
                                              ROBERT F. GOSSETT, JR.
                                              Individual General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.


                                          1345 REALTY CORPORATION


Dated: March 30, 1999                     By: /s/ Robert F. Gossett, Jr.
                                              ----------------------------------
                                                  Robert F. Gossett, Jr.
                                                  President, Director



Dated: March 30, 1999                     By: /s/ Pauline G. Gossett
                                              ----------------------------------
                                                  Pauline G. Gossett
                                                  Secretary