Form 10-Q
period 1999-03-31
CORPORATE REALTY INCOME FUND I L P
filed 1999-05-17
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


                                     1 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)


                                      Index


                                                                     Page No.

Part I   Financial information                                            3


         Balance Sheets --
         March 31, 1999 and December 31, 1998                             4

         Statements of Operations --
         For the three months ended March 31, 1999 and 1998               5

         Statements of Cash Flows --
         For the three months ended March 31, 1999 and 1998               6

         Notes to the Financial Statements                                7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9

Part II  Other information                                               10

         Signatures                                                      11



                                     2 of 12

                          Part I. Financial Information


Item I. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                     3 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                                 BALANCE SHEETS
                      March 31, 1999 and December 31, 1998

                                                                      March 31,        December 31,
                                                                        1999              1998
                                                                    -------------    -------------
                                                                     (Unaudited)
ASSETS

Real estate, at cost:
       Land                                                           $19,875,846      $19,875,846
        Buildings and improvements                                     95,964,250       95,541,299
        Equipment and furniture                                            78,029           78,029
                                                                    -------------    -------------
                                                                      115,918,125      115,495,174
        Less accumulated depreciation                                  22,460,618       21,669,758
                                                                    -------------    -------------
                                                                       93,457,507       93,825,416
Cash and cash equivalents at cost,
        which approximates market value                                   778,997        4,115,435
Accounts receivable                                                       268,315          737,617
Due from partners                                                         106,145           95,016
Notes receivable, net of unamortized discount of
        $45,061 in 1999 and $50,024 in 1998                               488,046          524,379
Step rent receivables                                                   2,725,625        2,638,615
Deferred charges, net of accumulated amortization
        of $1,051,657 in 1999 and $927,224 in 1998                        705,119          829,552
Lease commissions and legal fees, net of accumulated amortization
        of $1,769,624 in 1999 and $1,637,425 in 1998                    2,639,207        2,726,566
Deposits and other assets                                                 421,287          255,769
                                                                    -------------    -------------
        Total assets                                                 $101,590,248     $105,748,365
                                                                    =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                                 $44,644,800      $46,930,800
Accounts payable and accrued expenses                                   2,610,011        2,983,261
Other liabilities                                                       1,094,461        1,382,043
                                                                    -------------    -------------
        Total liabilities                                              48,349,272       51,296,104
                                                                    -------------    -------------

Partners' Capital:
        General partners:
        Capital contributions                                               1,000            1,000
        Net income                                                        392,165          395,236
        Cash distributions                                               (576,242)        (567,200)
                                                                    -------------    -------------
                                                                         (183,077)        (170,964)
                                                                    -------------    -------------
        Limited partners: ($25 per unit; 4,000,000 units
        authorized, 2,983,531 issued and
        outstanding in 1999 and 1998)
        Capital contributions, net of offering costs                   71,724,856       71,724,856
        Net income                                                     38,824,250       39,128,241
        Cash distributions                                            (57,125,053)     (56,229,872)
                                                                    -------------    -------------
                                                                       53,424,053       54,623,225
                                                                    -------------    -------------
        Total partners' capital                                        53,240,976       54,452,261
                                                                    -------------    -------------
        Total liabilities and partners' capital                       101,590,248     $105,748,365
                                                                    =============    =============

                 See accompanying notes to financial statements.

                                     4 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1999 and 1998
                                   (Unaudited)



                                                                 1999           1998
                                                             -----------    -----------
Income:
        Rental                                                $3,491,090     $3,565,300
        Interest and other income                                263,489          6,198
                                                             -----------    -----------
                                                               3,754,579      3,571,498
                                                             -----------    -----------

Expenses:
        Interest                                                 832,019        823,246
        Depreciation                                             790,860        735,312
        Amortization                                             256,632        211,313
        Property operating                                     1,773,782      1,719,753
        Management fees                                          264,364        275,068
        General and administrative                               143,984         85,144
                                                             -----------    -----------
                                                               4,061,641      3,849,836
                                                             -----------    -----------


Net income/(loss)                                              $(307,062)     $(278,338)
                                                             ===========    ===========


Net income/(loss) allocated:
        To the general partners                                  $(3,071)       $(2,783)
        To the limited partners                                 (303,991)      (275,555)
                                                             -----------    -----------

                                                               $(307,062)     $(278,338)
                                                             ===========    ===========

Net income/(loss) per unit of limited partnership interest        $(0.11)        $(0.09)
                                                             ===========    ===========



                 See accompanying notes to financial statements.


                                     5 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 1999 and 1998
                           Increase/(Decrease) in Cash
                                   (Unaudited)



                                                           1999           1998
                                                       -----------    -----------
Cash flows from operating activities:
   Net income/(loss)                                     $(307,062)     $(278,338)
                                                       -----------    -----------

   Adjustments to reconcile net  income/(loss)
   to net cash provided by operating activities:
     Depreciation and amortization                       1,047,492        946,625
     Changes in operating assets and liabilities:
     Decrease (increase) in:
        Accounts receivable                                469,302         55,923
        Due from partners                                  (11,129)       322,232
        Note receivable                                     36,333        (15,505)
        Step rent receivables                              (87,010)        53,011
        Lease commissions and legal fees                   (44,840)      (245,024)
        Other assets                                      (165,518)      (298,683)
     Increase (decrease) in:
        Accounts payable and accrued expenses             (373,250)      (540,167)
        Other liabilities                                 (287,582)       225,572
                                                       -----------    -----------
        Total adjustments                                  583,798        503,984
                                                       -----------    -----------
        Net cash provided by operating activities          276,736        225,646
                                                       -----------    -----------

Cash flows from investing activities:
     Acquisition of real estate                           (422,951)    (1,257,237)
                                                       -----------    -----------
     Cash provided by/(used in) investing activities      (422,951)    (1,257,237)
                                                       -----------    -----------

Cash flows from financing activities:
     Due to partners                                            --      2,000,000
     Mortgage paid                                      (2,286,000)      (255,600)
     Capital repurchase                                         --        (64,500)
     Cash distributions to partners                       (904,223)      (911,787)
                                                       -----------    -----------
     Cash provided by/(used in) financing activities    (3,190,223)       768,113
                                                       -----------    -----------

Net decrease in cash and cash equivalents               (3,336,438)      (263,478)
Cash and cash equivalents at beginning of period         4,115,435        855,840
                                                       -----------    -----------
Cash and cash equivalents at end of period                $778,997       $592,362
                                                       ===========    ===========



                 See accompanying notes to financial statements.


                                     6 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

1.   General

     The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1998 as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

2.   Rental Income

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income received in cash to rental income recognized.

                                                     Three Months Ended
                                               ----------------------------
                                                   1999            1998
                                               -----------     -----------

     Rental income received in cash             $3,404,080      $3,618,311
     Step rent receivables                          87,010         (53,011)
                                               -----------     -----------
     Rental income recognized                   $3,491,090      $3,565,300
                                               ===========     ===========


3.   Leases

     Minimum future rentals under noncancellable operating leases as of March 31, 1999 are as follows:

     Year ending December 31

                    1999                                    $8,810,000
                    2000                                    10,634,000
                    2001                                     7,961,000
                    2002                                     7,101,000
                    2003                                     6,757,000
                    Thereafter                              25,069,000
                                                           -----------
                        Total                              $66,332,000
                                                           ===========


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months ended March 31, 1999 and 1998, escalation charges amounted to $474,886 and $536,338, respectively.


                                     7 of 12

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three months ended March 31, 1999 are:


                                                                    Three
                                                                    Months
                                                                    ------

         Partnership management fees                              $  62,727
         Property management fees                                   201,637


5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the three months ended March 31, 1999 and 1998 amounted to $832,019 and $823,246, respectively.


                                     8 of 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1999.

Year 2000 Considerations

     Registrant has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and beyond. Registrant also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to re-mediate Year 2000 issues where their systems interface with Registrant's systems or otherwise impact its operations. Registrant is assessing the extent to which its operations are vulnerable should those organizations fail to re-mediate properly their computer systems.

     Registrant is currently replacing and testing its computer software systems, which is scheduled to be completed in mid 1999. While Registrant believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which Registrant's systems and operations rely will be converted on a timely basis and will not have a material effect on Registrant. The cost of the Year 2000 initiatives is not expected to be material to Registrant's results of operations or financial position.

Liquidity and Capital Resources

     At March 31, 1999, the Partnership had cash and working capital of approximately $778,000 which was invested in unaffiliated money market funds and interest-bearing bank accounts. In addition, the Partnership has the right to borrow an additional $4,300,000 under its existing line-of-credit. In January, 1999, the Partnership reduced the balance of its mortgage or line of credit by $2,000,000 thereby reducing the monthly debt service requirements and financing cost.

     The  Partnership   expects  sufficient  cash  flow  to  be  generated  from
operations to meet its current operating and debt service requirements on a short-term and long-term basis. The Partnership's only significant liability is a mortgage loan of approximately $44,644,800.

Results of Operations

     Rental revenue during the first quarter of 1999 decreased in relation to 1998 as a result of certain lease cancellations prior to the end of the term. Property operating expenses for 1999 were comparable to those of 1998. General and administrative expenses were higher in 1999 when compared to 1998 due to the writeoff of balances from delinquent tenants who vacated their spaces during the period.


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



                                      CORPORATE REALTY INCOME FUND I, L.P
                                           (Registrant)


Date: May 15, 1998                    By: Robert F. Gossett, Jr.
                                         ------------------------------------
                                           President, Director



Date:  May 15, 1998                   By: Pauline G. Gossett
                                         -------------------------------------
                                           Secretary





                                    11 of 12