Form 10-Q
period 1999-06-30
CORPORATE REALTY INCOME FUND I L P
filed 1999-08-19
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________


                         Commission file number 0-15796


                      Corporate Realty Income Fund I, L.P.
             (Exact name of registrant as specified in its charter)


      Delaware                                                13-3311993
(State of organization)                                   (I.R.S. Employer
                                                          identification No.)


475 Fifth Avenue, 21st Fl, New York, New York                      10017
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212) 696-0772

---------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __


                                     1 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)


                                      Index


                                                                     Page No.

Part I    Financial information                                         3

          Balance Sheets --
          June 30, 1999 and December 31, 1998                           4

          Statements of Operations --
          For the three months ended June 30, 1999 and 1998             5

          Statements of Operations --
          For the six months ended June 30, 1999 and 1998               6

          Statements of Cash Flows --
          For the six months ended June 30, 1999 and 1998               7

          Notes to the Financial Statements                             8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                10

Part II   Other information                                            11

          Signatures                                                   12


                                     2 of 13

                          Part I. Financial Information


Item I. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                     3 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                                 BALANCE SHEETS
                       June 30, 1999 and December 31, 1998

                                                                          June 30,          December 31,
                                                                           1999                1998
                                                                       -------------       -------------
                                                                        (Unaudited)
ASSETS Real estate, at cost:
      Land                                                               $19,875,846         $19,875,846
      Buildings and improvements                                          96,334,475          95,541,299
      Equipment and furniture                                                 78,029              78,029
                                                                       -------------       -------------
                                                                         116,288,350         115,495,174
      Less accumulated depreciation                                      (23,251,478)        (21,669,758)
                                                                       -------------       -------------
                                                                          93,036,872          93,825,416
Cash and cash equivalents at cost,
      which approximates market value                                        299,095           4,115,435
Accounts receivable                                                          442,217             737,617
Due from partners                                                            107,742              95,016
Note receivable, net of unamortized discount of
      $40,475 in 1999 and $50,024 in 1998                                    465,936             524,379
Step rent receivables                                                      2,812,635           2,638,615
Deferred charges, net of accumulated amortization
      of $1,176,090 in 1999 and $927,224 in 1998                             628,186             829,552
Lease commissions and legal fees, net of accumulated amortization
      of $1,901,823 in 1999 and $1,637,425 in 1998                         2,688,032           2,726,566
Deposits and other assets                                                    171,692             255,769
                                                                       -------------       -------------
      Total assets                                                      $100,652,407        $105,748,365
                                                                       =============       =============


LIABILITIES AND PARTNERS' CAPITAL
Mortgage loan payable                                                    $44,362,800         $46,930,800
Accounts payable and accrued expenses                                      1,686,044           2,983,261
Other liabilities                                                          2,133,562           1,382,043
                                                                       -------------       -------------
      Total liabilities                                                   48,182,406          51,296,104
                                                                       -------------       -------------

Partners' Capital:
      General partners:
          Capital contributions                                                1,000               1,000
          Net income                                                         393,449             395,236
          Cash distributions                                                (585,236)           (567,200)
                                                                       -------------       -------------
                                                                            (190,787)           (170,964)
                                                                       -------------       -------------

      Limited partners: ($25 per unit; 4,000,000 units
          authorized, 2,983,531 issued and
          outstanding in 1999 and 1998)
          Capital contributions, net of offering costs                    71,724,856          71,724,856
          Net income                                                      38,951,325          39,128,241
          Cash distributions                                             (58,015,393)        (56,229,872)
                                                                       -------------       -------------
                                                                          52,660,788          54,623,225
                                                                       -------------       -------------

Total partners' capital                                                   52,470,001          54,452,261
                                                                       -------------       -------------
Total liabilities and partners' capital                                 $100,652,407        $105,748,365
                                                                       =============       =============

                 See accompanying notes to financial statements.


                                     4 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
                For the three months ended June 30, 1999 and 1998
                                   (Unaudited)


                                                      1999               1998
                                                   ----------         ----------

Income:
     Rental                                        $3,860,792         $4,413,323
     Interest and other income                        354,565             32,361
                                                   ----------         ----------
                                                    4,215,357          4,445,684
                                                   ----------         ----------

Expenses:
     Interest                                         833,835            810,510
     Depreciation                                     790,860            733,554
     Amortization                                     256,632            211,313
     Property operating                             1,747,784          1,994,212
     Management fees                                  277,031            312,334
     General and administrative                       180,856             83,499
                                                   ----------         ----------
                                                    4,086,998          4,145,422
                                                   ----------         ----------

Net income                                         $  128,359         $  300,262
                                                   ==========         ==========


Net income allocated:
     To the general partners                       $    1,284         $    3,003
     To the limited partners                          127,075            297,259
                                                   ----------         ----------

                                                   $  128,359         $  300,262
                                                   ==========         ==========

Net income per unit of
     limited partnership interest                       $0.04              $0.10
                                                        =====              =====

                 See accompanying notes to financial statements.


                                     5 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)


                                                   1999                  1998
                                                -----------          -----------

Income:
  Rental                                        $ 7,351,882          $ 7,978,623
  Interest and other income                         618,054               38,559
                                                -----------          -----------
                                                  7,969,936            8,017,182
                                                -----------          -----------

Expenses:
  Interest                                        1,665,854            1,633,756
  Depreciation                                    1,581,720            1,468,866
  Amortization                                      513,264              422,626
  Property operating                              3,521,566            3,713,965
  Management fees                                   541,395              587,402
  General and administrative                        324,840              168,643
                                                -----------          -----------
                                                  8,148,639            7,995,258
                                                -----------          -----------

Net Income/(loss)                               $  (178,703)         $    21,924
                                                ===========          ===========


Net income/(loss) allocated:
  To the general partners                       $    (1,787)         $       219
  To the limited partners                          (176,916)              21,705
                                                -----------          -----------
                                                $  (178,703)         $    21,924
                                                ===========          ===========


Net income/(loss) per unit of limited
  partnership interest                               $(0.06)               $0.01
                                                      =====                =====

                 See accompanying notes to financial statements.


                                     6 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                            STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 1999 and 1998
                                   (Unaudited)

                                                           1999           1998
                                                        -----------    -----------
Cash flows from operating activities:
  Net income/(loss)                                     $  (178,703)   $    21,924
                                                        -----------    -----------
  Adjustments to reconcile net income/(loss)
      to net cash provided by operating
      activities:
          Depreciation and amortization                   2,094,984      1,891,492
          Changes in operating assets and liabilities
          Decrease (increase) in:
             Accounts receivable                            295,400        180,061
             Due from partners                              (12,726)       153,926
             Notes receivable                                58,443        (13,253)
             Step rent receivables                         (174,020)       106,022
             Lease commissions and legal fees              (225,864)      (299,968)
             Deferred charges                               (47,500)
             Deposits and other assets                       84,077         41,414

          Increase (decrease) in:
             Accounts payable and accrued expenses       (1,297,217)       303,669
             Due to partners                                     --      2,400,000
             Other liabilities                              751,519        (71,664)
                                                        -----------    -----------
             Total adjustments                            1,527,096      4,691,699
                                                        -----------    -----------
          Net cash provided by operating activities       1,348,393      4,713,623
                                                        -----------    -----------

Cash flows from investing activities:
  Acquisition of real estate                               (793,176)    (2,293,909)
                                                        -----------    -----------

Cash flows from financing activities:
  Mortgage paid                                          (2,568,000)      (511,200)
  Capital repurchase                                             --        (77,401)
  Cash distributions to partners                         (1,803,557)    (1,828,108)
                                                        -----------    -----------
             Net cash used in financing activities       (4,371,557)    (2,416,709)
                                                        -----------    -----------

Net increase/(decrease) in cash and cash equivalents     (3,816,340)         3,005
Cash and cash equivalents at beginning of period          4,115,435        855,840
                                                        -----------    -----------
Cash and cash equivalents at end of period              $   299,095    $   858,845
                                                        ===========    ===========

                 See accompanying notes to financial statements.


                                     7 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

                                         Three Months Ended            Six Months Ended
                                      -------------------------    -------------------------
                                          1999          1998           1999          1998
                                      -----------   -----------    -----------   -----------
     Rental income received in cash   $ 3,773,782   $ 4,466,334    $ 7,177,862   $ 8,084,645
     Step rent receivables                 87,010       (53,011)       174,020      (106,022)
                                      -----------   -----------    -----------   -----------
     Rental income recognized         $ 3,860,792   $ 4,413,323    $ 7,351,882   $ 7,978,623
                                      ===========   ===========    ===========   ===========

3.   Leases

     Minimum future rentals under noncancellable operating leases as of June 30, 1999 are as follows:

     Year ending December 31
     -----------------------
          1999                                             $ 5,597,000
          2000                                              10,634,000
          2001                                               7,961,000
          2002                                               7,101,000
          2003                                               6,757,000
          Thereafter                                        25,069,000
                                                           -----------
          Total                                            $63,119,000
                                                           ===========

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and six months ended June 30, 1999 and 1998, escalation charges amounted to $513,503 and $988,389 in 1999 and $567,440 and $1,103,778 in 1998, respectively.


                                     8 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three and six months ended June 30, 1999 are:

                                                  Three         Six
                                                  Months       Months
                                                 --------     --------
          Partnership management fees            $ 62,727     $125,454
          Property management fees                214,304      415,941

5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the six months ended June 30, 1999 and 1998 amounted to $1,665,854 and $1,633,756, respectively.


                                     9 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At June 30, 1999, Registrant had cash and receivables of approximately $741,000 as contrasted to accounts payable and accrued expenses of approximately $1,686,000. This working capital deficiency of approximately $945,000 is primarily attributable to a $2,000,000 repayment of principal made in January 1999 on its line of credit loan (the "Loan"), which has reduced Registrant's monthly debt service requirements. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis.
Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant could borrow up to an additional $3,200,000 under the Loan.

     In March 1999, Gdynia America Line, Inc., a tenant occupying approximately 21,650 square feet (20.3%) in the Tumi Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. Registrant instends to instituit suit against Polish Ocean Lines for amounts due under the remaining eight years term of the lease.

     During the quarter ended June 30, 1999, Registrant funded approximately $793,000 in improvements, primarily consisting of tenant improvements at the Colorado and New York properties. Registrant continues to invest capital in improving its New York property with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. Registrant will continue to require capital to fund additional tenant improvements as tenancies turn over at its properties.

     The Loan has provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. In August 1999, Registrant obtained mortgage financing in the amount of $32,000,000 secured by its New York property, the proceeds of which were used to pay down approximately $23,381,000 of the Loan. The balance of the mortgage financing proceeds,after payment of related loan costs, will be used to fund additional tenant improvements and to augment working capital. The cost of Registrant's financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised.

Results of Operations

Six Months Ended June 30, 1999 versus 1998

     In 1998, Registrant accrued substantial lease termination payments from the Tumi Building in New Jersey, 475 Fifth Avenue in New York, and the American Color Building in California. As a consequence of these lease terminations and the bankruptcy of Gdynia America Line, Inc., a tenant in the Tumi Building, rental revenues in 1999 decreased by 7.9% from 1998. Other income in 1999 aggregating approximately $618,000, consisting primarily of a real estate tax refund from the New York property and a loan breakup fee, increased total income to $7,969,936 in 1999, a 0.6% decrease from 1998.

     Interest expense increased by 2.0% from 1998 to 1999 because of additional borrowings in the second half of 1998 and higher interest rates. Depreciation increased by 7.7% in 1999 from 1998 because of additional capital improvements made by Registrant. Amortization increased by 21.4% because of additional leasing commissions, increased loan costs, and a shorter amortization period. The 5.2% decrease in property operating costs from 1998 to 1999 reflects vacancies attributable to lease terminations and a tenant bankruptcy as well as variations in temperature and the timing of maintenance expenditures. Management fees decreased by 7.8% from 1998 to 1999 owing to the decrease in rental income. General and administrative expenses increased by 92.6% in 1999 primarily because of costs related to prospective mortgage financing and a write-off of amounts owed by former tenants in the New York building.


                                    10 of 13

     Net loss was $(178,703) in 1999 as compared to net income of $21,924 in 1998. Net cash from operations decreased by 71.4% from 1998 to 1999 primarily because of payments of accounts payable and accrued expenses aggregating approximately $1,297,000 in 1999 as contrasted to increases in accounts payable and accrued expenses and amounts due to partners aggregating approximately $2,704, 000 in 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended June 30, 1999 versus 1998

     In 1998, Registrant accrued substantial lease termination payments from the Tumi Building in New Jersey, 475 Fifth Avenue in New York, and the American Color Building in California. As a consequence of these lease terminations and the bankruptcy of Gdynia America Line, Inc., a tenant in the Tumi Building, rental revenues in 1999 decreased by 12.5% from 1998. Other income in 1999 aggregating approximately $355,000, consisting primarily of a loan breakup fee, increased total income to $4,215,357 in 1999, a 5.2% decrease from 1998.

     Interest expense increased by 2.9% from 1998 to 1999 because of additional borrowings in the second half of 1998 and higher interest rates. Depreciation increased by 7.8% in 1999 from 1998 because of additional capital improvements made by Registrant. Amortization increased by 21.4% because of additional leasing commissions, increased loan costs, and a shorter amortization period. The 12.4% decrease in property operating costs from 1998 to 1999 reflects vacancies attributable to lease terminations and a tenant bankruptcy as well as variations in temperature and the timing of maintenance expenditures. Management fees decreased by 11.3% from 1998 to 1999 owing to the decrease in rental income. General and administrative expenses increased by 116.6% in 1999 primarily because of costs related to prospective mortgage financing and a write-off of old balances contested by a tenant in the New York building.

     Net income was  $128,359 in 1999 as  compared to $300,262 in 1998,  a 57.3%
decrease.

Year 2000 Considerations

     Registrant has received assurances from its significant suppliers, large customers and financial institutions that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with Registrant's systems or otherwise impact its operations. Registrant has also replaced its own computer systems and has conducted a review of any impact on operation of its buildings and taken any steps it deems necessary to prepare for Year 2000. However, Registrant has not contacted any of the tenants at its buildings to inquire as to their state of readiness for Year 2000.

     Registrant's costs to remediate Year 2000 concerns has been minimal (approximately $1,000 or less). None of such costs were incurred in the quarter ended June 30, 1999 and no additional costs are expected to be incurred.

     Registrant does not anticipate any significant impact on its operations should any of the foregoing systems prove non-compliant for Year 2000 purposes. A possible scenario of non-compliance would involve a tenant who is rendered unable or unwilling to make rental payments because of deteriorating financial condition due to its own failure to remediate Year 2000 concerns. Registrant has not developed a contingency plan to address this scenario because it believes the scenario unlikely.

     While Registrant believes its planning effort are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which Registrant's systems and operations rely will be converted on a timely basis and will not have a material effect on Registrant.



                                    11 of 13

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



                                     CORPORATE REALTY INCOME FUND I, L.P
                                          (Registrant)

Date: August 18,  1999               By: Robert F. Gossett, Jr.
                                         -----------------------------------
                                          President, Director



Date:  August 18, 1999               By: Pauline G. Gossett
                                         ------------------------------------
                                          Secretary



                                    13 of 13