Form 10-Q
period 1999-09-30
CORPORATE REALTY INCOME FUND I L P
filed 1999-11-15
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________


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


                                     1 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)

                                      Index


                                                                        Page No.
                                                                        --------
Part I    Financial information                                             3


          Consolidated Balance Sheets --
          September 30, 1999 and December 31, 1998                          4

          Consolidated Statements of Operations --
          For the three months ended September 30, 1999 and 1998            5

          Consolidated Statements of Operations --
          For the nine months ended September 30, 1999 and 1998             6

          Consolidated Statements of Cash Flows --
          For the nine months ended September 30, 1999 and 1998             7

          Notes to the Consolidated Financial Statements                    8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10

Part II   Other information                                                12

          Signatures                                                       13


                                     2 of 14

                          Part I. Financial Information


Item I.   Financial Statements

The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                     3 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998

                                                                       September 30,       December 31,
                                                                            1999               1998
                                                                       -------------       -------------
                                                                        (Unaudited)
ASSETS
Real estate, at cost:
  Land                                                                 $  19,875,846       $  19,875,846
  Buildings and improvements                                              96,703,272          95,541,299
  Equipment and furniture                                                    115,585              78,029
                                                                       -------------       -------------
                                                                         116,694,703         115,495,174
  Less accumulated depreciation                                          (24,042,338)        (21,669,758)
                                                                       -------------       -------------
                                                                          92,652,365          93,825,416
Cash and cash equivalents at cost,
  which approximate market value                                           1,798,045           4,115,435
Escrow cash                                                                3,993,634                  --
Accounts receivable                                                          617,138             737,617
Due from partners                                                            115,818              95,016
Notes receivable net of unamortized discount of
  $36,273 in 1999 and $50,024 in 1998                                        443,395             524,379
Step rent receivables                                                      2,899,645           2,638,615
Deferred charges, net of accumulated amortization
  of $1,300,523 in 1999 and $927,224 in 1998                               1,192,772             829,552
Lease commissions and legal fees, net of accumulated amortization
  of $2,034,022 in 1999 and $1,637,425 in 1998                             2,667,075           2,726,566
Deposits and other assets                                                    503,144             255,769
                                                                       -------------       -------------
  Total assets                                                         $ 106,883,031       $ 105,748,365
                                                                       =============       =============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Mortgage loan payable                                                  $  52,746,994       $  46,930,800
Accounts payable and accrued expenses                                      1,728,321           2,983,261
Other liabilities                                                          1,226,131           1,382,043
                                                                       -------------       -------------
  Total Liabilities                                                       55,701,446          51,296,104
                                                                       -------------       -------------

Partners' Capital (Deficit):
General partners:
  Capital contributions                                                        1,000               1,000
  Net income                                                                 389,496             395,236
  Cash distributions                                                        (594,167)           (567,200)
                                                                       -------------       -------------
                                                                            (203,671)           (170,964)
                                                                       -------------       -------------
Limited partners: ($25 per unit; 4,000,000 units
  authorized, 2,983,531 issued and
  outstanding in 1999 and 1998)
  Capital contributions, net of offering costs                            71,724,856          71,724,856
  Net income                                                              38,559,968          39,128,241
  Cash distributions                                                     (58,899,568)        (56,229,872)
                                                                       -------------       -------------
                                                                          51,385,256          54,623,225
                                                                       -------------       -------------
          Total partners' capital (deficit)                               51,181,585          54,452,261
                                                                       -------------       -------------
          Total liabilities and partners' capital (deficit)            $ 106,883,031       $ 105,748,365
                                                                       =============       =============

                 See accompanying notes to financial statements.


                                     4 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                 1999           1998
                                                             -----------    -----------
Income:
   Rental                                                    $ 3,946,204    $ 4,189,509
   Interest and other income                                      65,991          3,350
                                                             -----------    -----------
                                                               4,012,195      4,192,859
                                                             -----------    -----------

Expenses:
   Interest                                                      897,841        795,863
   Depreciation                                                  790,860        737,070
   Amortization                                                  256,632        211,313
   Property operating                                          1,955,383      1,572,697
   Management fees                                               271,920        282,500
   General and administrative                                    234,869        114,792
                                                             -----------    -----------
                                                               4,407,505      3,714,235
                                                             -----------    -----------

Net income/(loss)                                            $  (395,310)   $   478,624
                                                             ===========    ===========

Net income/(loss) allocated:
   To the general partners                                        (3,953)   $     4,786
   To the limited partners                                      (391,357)       473,838
                                                             -----------    -----------
                                                             $  (395,310)   $   478,624
                                                             ===========    ===========


Net income/(loss) per unit of limited partnership interest   $     (0.13)   $      0.16
                                                             ===========    ===========

                 See accompanying notes to financial statements.


                                     5 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                                  1999            1998
                                                              ------------    ------------
Income:
   Rental                                                     $ 11,298,086    $ 12,168,132
   Interest and other income                                       684,045          41,909
                                                              ------------    ------------
                                                                11,982,131      12,210,041
                                                              ------------    ------------

Expenses:
   Interest                                                      2,563,695       2,429,619
   Depreciation                                                  2,372,580       2,205,936
   Amortization                                                    769,896         633,939
   Property operating                                            5,476,949       5,286,662
   Management fees                                                 813,315         869,902
   General and administrative                                      559,709         283,435
                                                              ------------    ------------
                                                                12,556,144      11,709,493
                                                              ------------    ------------

Net income/(loss)                                             $   (574,013)   $    500,548
                                                              ============    ============

Net income/(loss) allocated:
   To the general partners                                    $     (5,740)   $      5,005
   To the limited partners                                        (568,273)        495,543
                                                              ------------    ------------

                                                              $   (574,013)   $    500,548
                                                              ============    ============

Net income/(loss) per unit of  limited partnership interest   $      (0.19)   $       0.17
                                                              ============    ============

                 See accompanying notes to financial statements.


                                     6 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 1999 and 1998
                                   (Unaudited)

                                                           1999            1998
                                                       ------------    ------------
Cash flows from operating activities:
   Net income/(loss)                                   $   (574,013)   $    500,548
                                                       ------------    ------------
   Adjustments to reconcile net income/(loss)
     to net cash provided by operating
     activities:
       Depreciation and amortization                      3,142,476       2,839,875
       Changes in operating assets and liabilities:
       Decrease/(increase) in:
         Accounts receivable                                120,479         188,477
         Due from partners                                  (20,802)        109,795
         Notes receivable                                    80,984         (90,973)
         Step rent receivables                             (261,030)        159,033
         Lease commissions and legal fees                  (337,106)       (768,261)
         Other assets                                      (247,375)       (358,065)
       Increase/(decrease)in:
         Accounts payable and accrued expenses           (1,254,940)       (240,113)
         Other liabilities                                 (155,912)       (156,336)
                                                       ------------    ------------
           Total adjustments                              1,066,774       1,683,432
                                                       ------------    ------------
       Net cash provided by operating activities            492,761       2,183,980
                                                       ------------    ------------

Cash flows from investing activities:
   Acquisition of real estate                            (1,199,529)     (3,135,875)
   Escrow cash                                           (3,993,634)             --
                                                       ------------    ------------
   Net cash used in investing activities                 (5,193,163)     (3,135,875)
                                                       ------------    ------------

Cash flows from financing activities:
   Mortgage proceeds                                     32,000,000       6,400,000
   Mortgage paid                                        (26,183,806)       (766,800)
   Deferred charges                                        (736,519)       (172,217)
   Capital repurchase                                            --         (90,300)
   Cash distributions to partners                        (2,696,663)     (2,745,709)
                                                       ------------    ------------
   Net cash provided by financing activities              2,383,012       2,624,974
                                                       ------------    ------------

Net increase/(decrease) in cash and cash equivalents     (2,317,390)      1,673,079
Cash and cash equivalents at beginning of period          4,115,435         855,840
                                                       ------------    ------------
Cash and cash equivalents at end of period             $  1,798,045    $  2,528,919
                                                       ============    ============

                 See accompanying notes to financial statements.


                                     7 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


1.   General

     The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1998 as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     In August 1999, the Partnership established two wholly-owned subsidiaries namely, 475 Fifth Avenue L.P. and 475 Fifth - GP, Inc. 475 Fifth Avenue L.P., the interests of which is 99% owned by Registrant and 1% owned by 475 Fifth - GP, Inc. (the General Partner), acquired ownership of the New York building and related operations.

     The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

2.   Rental Income

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income received in cash to rental income recognized.

                                              Three Months Ended                 Nine Months Ended
                                        -----------------------------      -----------------------------
                                            1999             1998              1999             1998
                                        ------------     ------------      ------------     ------------
     Rental income received in cash     $  3,859,194     $  4,242,520      $ 11,037,056     $ 12,327,165
     Step rent receivables                    87,010          (53,011)          261,030         (159,033)
                                        ------------     ------------      ------------     ------------
     Rental income recognized           $  3,946,204     $  4,189,509        11,298,086     $ 12,168,132
                                        ============     ============      ============     ============

3.   Leases

     Minimum future rentals under noncancellable operating leases as of September 30, 1999 are as follows:

     Year ending December 31

                        1999                      $ 2,368,000
                        2000                       10,634,000
                        2001                        7,961,000
                        2002                        7,101,000
                        2003                        6,757,000
                        Thereafter                 25,069,000
                                                  -----------
                        Total                     $59,890,000
                                                  ===========


                                     8 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                        (a Delaware limited partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


3.   Leases (continued)

     In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and nine months ended September 30, 1999 and 1998, escalation charges amounted to $524,064 and $1,512,458 in 1999, and $1,053,828 and $2,157,606 in 1998.

4.   Transactions with General Partners and Affiliates

     Fees earned for the three and nine months ended September 30, 1999 are:


                                                  Three           Nine
                                                  Months         Months
                                                ---------      ---------
     Partnership management fees                $  62,727      $ 188,181
     Property management fees                     209,193        625,134

5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the nine months ended September 30, 1999 and 1998 amounted to $2,563,695 and $2,429,619, respectively.


                                     9 of 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

     At September 30, 1999, Registrant had cash and receivables of approximately $2,415,000 as contrasted to accounts payable and accrued expenses of approximately $1,728,000. In addition to this working capital of approximately $687,000, Registrant could borrow up to an additional $3,000,000 on its existing line of credit (the "Loan"). Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations and proceeds from mortgage financing have provided this liquidity and are expected to continue to do so.

     In March 1999, Gdynia America Line, Inc., a tenant occupying approximately 21,650 square feet (20.3%) in the Tumi Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. Registrant intends to institute suit against Polish Ocean Lines for amounts due under the remaining eight years term of the lease.

     During the nine months ended September 30, 1999, Registrant funded approximately $1,200,000 in improvements, primarily consisting of building and tenant improvements at the Colorado, Texas (San Antonio) and New York properties. Registrant continues to invest capital in improving its properties with the view to increasing revenues from real estate operations and ultimately realizing appreciation in property values. Such capital improvements currently are focused primarily on the New York property and to a lesser extent, the San Antonio property. Registrant will continue to require capital to fund additional tenant improvements as tenancies turn over at its properties.

     In August 1999, Registrant established two wholly-owned subsidiaries namely, 475 Fifth Avenue L.P., and 475 Fifth- GP Inc. 475 Fifth Avenue L.P., the interests of which are owned 99% by Registrant and 1% by 475 Fifth - GP ( the General Partner), acquired ownership of the New York building and related operations. 475 Fifth Avenue L.P. obtained mortgage financing (the Mortgage
Loan), the proceeds of which were used to pay down approximately $23,381,000 of the Loan and to provide the New York operations with cash for capital improvements and leasing costs. Financial statements of Registrant and subsidiaries are consolidated, and intercompany accounts and transactions are eliminated.

     The Loan has provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The balance of the Mortgage Loan proceeds (approximately $3,993,000 at September 30, 1999), after paying down the Loan and payment of related loan costs, have been segregated and invested in certain escrow cash accounts to be used to fund additional capital improvements and leasing costs, and to augment working capital. The cost of Registrant's financings ultimately must be offset by increased property revenues, or Registrant's operations and capital will be compromised.

Results of Operations

Nine Months Ended September 30, 1999 versus 1998

     In 1998, Registrant accrued substantial lease termination payments from the Tumi Building in New Jersey and 475 Fifth Avenue in New York. As a consequence of these lease terminations and the bankruptcy of Gdynia America Line, Inc. (a tenant in the Tumi Building), rental revenues in 1999 decreased by 7.2% from 1998. Interest and other income in 1999 aggregating approximately $684,000, consisting of a real estate tax refund from the New York property, a loan breakup fee and interest income from notes receivable for lease termination, increased total income to $11,982,131 in 1999 and resulted in just a 1.9% reduction from 1998.

     Interest expense increased by 5.5% from 1998 and due to 1999 because of additional borrowing under the Loan in the second half of 1998, obtaining the Mortgage Loan in August 1999 and higher interest rates. Depreciation increased by 7.6% in 1999 from 1998 because of additional capital improvements made by Registrant. Amortization increased by 21.4% because of additional leasing commissions, increased loan costs, and a shorter amortization period. The 3.6% increase in property operating costs from 1998 to 1999 reflects increased expenses in utilities, repairs and ground maintenance due to more warm summer days, and costs related to the replacement of certain key building employees. Management fees decreased by 6.5% from 1998 to 1999 owing to the decrease in rental income. General and administrative expenses increased by 97.5% in 1999 primarily because of non-recurring legal costs related to a prospective mortgage financing and the write-off of amounts owed by former tenants in the New York building.


                                    10 of 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Nine Months Ended September 30, 1999 versus 1998 (continued)

     Operations during the nine months ended September 30, 1999, therefore, resulted in a net loss of $574,013 as compared to net income of $500,548 in 1998. Net cash from operations decreased by 77.4% from 1998 to 1999 primarily because of the nest loss realized in 1999 and payments of accounts payable and accrued expenses aggregating approximately $1,254,000 in 1999 as contrasted to approximately $240, 000 in 1998.

Three Months Ended September 30, 1999 versus 1998

     In 1998, Registrant accrued substantial lease termination payments from the Tumi Building in New Jersey and 475 Fifth Avenue in New York. As a consequence of these lease terminations and the bankruptcy of Gdynia America Line, Inc. ( a tenant in the Tumi Building), rental revenues in 1999 decreased by 5.8% from 1998. Interest and other income in 1999 aggregating approximately $65,000, consisting of interest income from notes receivable for lease termination and certain reimbursable tenant services, increased total income to $4,012,195 in 1999 and resulted in just a 4.3 % reduction from 1998.

     Interest expense increased by 12.8% from 1998 to 1999 because of additional borrowing under the Loan in the second half of 1998, obtaining the Mortgage Loan in August 1999 and higher interest rates. Depreciation increased by 7.3% in 1999 from 1998 because of additional capital improvements made by Registrant. Amortization increased by 21.4% because of additional leasing commissions, increased loan costs, and a shorter amortization period. The 24.3% increase in property operating costs from 1998 to 1999 reflects increased expenses in utilities, repairs and ground maintenance due to more warm summer days, and costs related to the replacement of certain key building employees. Management fees decreased by 3.7% from 1998 to 1999 owing to the decrease in rental income. General and administrative expenses increased by 104% in 1999 primarily because of non-recurring legal costs related to a prospective mortgage financing.

     Operations during the three months ended September 30, 1999, therefore, resulted in a net loss of $395,310 as compared to net income of $478,624 in 1998.

Year 2000 Considerations

     Registrant has received assurances from its significant suppliers, large customers and financial institutions that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with Registrant's systems or otherwise impact its operations. Registrant has also replaced its own computer systems, conducted a review of any impact on operation of its buildings and taken any steps it deems necessary to prepare for Year 2000. However, Registrant has not contacted any of the tenants at its buildings to inquire as to their state of readiness for Year 2000.

     Registrant's costs to remediate Year 2000 concerns have been minimal (approximately $1,000 or less). None of such costs were incurred in the quarter ended September 30, 1999 and no additional costs are expected to be incurred.

     Registrant does not anticipate any significant impact on its operations should any of the foregoing systems prove non- compliant for Year 2000 purposes. A possible scenario of non-compliance would involve a tenant who is rendered unable or unwilling to make rental payments because of deteriorating financial condition due to its own failure to remediate Year 2000 concerns. Registrant has not developed a contingency plan to address this scenario because it believes the scenario unlikely.

     While Registrant believes its planning effort is adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which Registrant's systems and operations rely will be converted on a timely basis, and will not have a material effect on Registrant.


                                    11 of 14

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K

          (a)  None

          (b) No reports on Form 8-K were filed during the quarter in which this report is filed.


                                    12 of 14

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CORPORATE REALTY INCOME FUND I, L.P
                                             (Registrant)


Date:  November 15, 1999                By:  /s/Robert F. Gossett, Jr.
                                             -----------------------------
                                             Robert F. Gossett, Jr.
                                             President, Director


Date:  November 15, 1998                By:  /s/Paula G. Gossett
                                             -----------------------------
                                             Paula G. Gossett
                                             Treasurer, Vice President


                                    13 of 14