Form 10-K
period 1999-12-31
CORPORATE REALTY INCOME FUND I L P
filed 2000-04-17
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-15796

                      CORPORATE REALTY INCOME FUND I, L. P.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                             13-3311993
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

475 Fifth Avenue, New York, NY                                    10017
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code: 212-696-0701

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class          Name of Each Exchange on Which Registered
    -------------------          -----------------------------------------

    None                         Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                     Depositary Units of Limited Partnership

                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Documents Incorporated by Reference in Part IV of this Form 10-K

       None.

                      CORPORATE REALTY INCOME FUND I, L. P.

                           Annual Report on Form 10-K

                                December 31, 1999

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----

PART I ......................................................................................    1

Item 1.  Business ...........................................................................    1

Item 2.  Properties .........................................................................    6

Item 3.  Legal Proceedings ..................................................................   12

Item 4.  Submission of Matters to a Vote of Security-Holders ................................   13

PART II .....................................................................................   14

Item 5.  Market for Registrant's Securities and Related Security-Holder Matters .............   14

Item 6.  Selected Financial Data ............................................................   15

Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations ..........................................................   16

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ........................   19

Item 8.  Financial Statements and Supplementary Data ........................................   20

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   20

PART III ....................................................................................   21

Item 10.  Directors and Executive Officers of the Registrant ................................   21

Item 11.  Executive Compensation ............................................................   22

Item 12.  Security Ownership of Certain Beneficial Owners and Management ....................   23

Item 13.  Certain Relationships and Related Transactions ....................................   24

ITEM IV .....................................................................................   26

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................   26

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

     Registrant organized two subsidiaries in March 1999 in connection with the financing of its property at 475 Fifth Avenue, New York, New York. One subsidiary, 475 Fifth Avenue Limited Partnership (the "Subsidiary Partnership"), a Delaware limited partnership, owns 475 Fifth Avenue. The other subsidiary, 475 Fifth-GP, Inc. (the "Subsidiary Corporation"), a Delaware corporation, is the sole general partner of the Subsidiary Partnership. Registrant is the sole limited partner of the Subsidiary Partnership, with a 99% interest in all items of income, gain, loss, and deduction, and the sole shareholder of the Subsidiary Corporation.

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

     Rental revenue from the following tenants at Registrant's properties each accounted for more than 10% of Registrant's total rental revenue for each of the years ended December 31, 1997, 1998 and 1999:

     a. For 1997, GTE Directories Corporation ("GTE") as tenant in the Directory Building (16%); and The Austin Company ("Austin") as a tenant in the Austin Place Building (10%).

     b. For 1998, GTE as tenant in the Directory Building (14%).

     c. For 1999, GTE as tenant in the Directory Building (16%).

475 Fifth Avenue Loan

     On August 9, 1999, the Subsidiary Partnership obtained a first mortgage loan (the "475 Loan") from Heller Financial, Inc. ("Heller") in the amount of $32,000,000. On such date, Registrant paid down approximately $23,381,000 of the Fleet Loan (see "Fleet Bank Loan" below) to release the lien of the Fleet Loan from 475 Fifth Avenue and subject the property to the lien of the 475 Loan. The balance of proceeds borrowed by the Subsidiary Partnership from Heller after payment of loan broker fees and costs of approximately $329,000 and other closing costs of approximately $505,000, were used to provide cash to fund capital improvements and leasing costs at 475 Fifth Avenue and to augment working capital. As of March 23, 2000, the outstanding principal balance of the 475 Loan was approximately $31,891,000.

     The 475 Loan is evidenced by a Consolidated and Restated Promissory Note, a Mortgage Consolidation, Assignment of Rents, Security Agreement and Fixture Filing, and a Hazardous Substance Indemnification Agreement (collectively, the "475 Loan Agreements").

     The 475 Loan matures on September 1, 2009 and bears interest at a rate of 8.27% per annum. The 475 Loan requires monthly payments of interest plus principal payments based on a 30-year amortization schedule. The monthly payments amount to $240,855.

     No prepayments are permitted, in whole or in part, prior to the fourth loan year (commencing September 2, 2002). From September 2, 2002, the Subsidiary Partnership may prepay the 475 Loan, in full but not in part, on the first day of any calendar month and upon at least 30 days' prior written notice, upon payment of all accrued and unpaid interest and any fees and costs, together with an additional payment equal to the greater of (i) an amount equal to one percent (1%) of the then outstanding principal amount or (ii) a yield maintenance amount equal to the present value of a series of monthly amounts assumed to be paid from the date of prepayment through the maturity date of the 475 Loan. The yield maintenance amount preserves for Heller a fixed yield tied to a United States Treasury obligation with a term equal to that remaining on the 475 Loan on the date of prepayment.

     Any payments not received by Heller within 10 days after the due date will incur a late charge equal to five percent (5%) of the amount of such payment. Overdue amounts, whether at maturity, by acceleration, or otherwise will bear interest at a rate equal to five percent (5%) above the otherwise applicable interest rate.

     The 475 Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on 475 Fifth Avenue, including the improvements, machinery, equipment, mechanical systems, personal property, management contracts, permits, certificates, licenses, agreements, trademarks, tradenames, books and records, and any monies on deposit with or for the benefit of Heller relating to this property. This loan also is secured by an assignment of Registrant's management agreement with the Subsidiary Partnership.

     The 475 Loan established the following four separate reserves:

     1. The first, a property tax reserve, requires monthly payments sufficient to enable Heller to pay all real estate taxes against 475 Fifth Avenue before they become due and payable;

     2. The second, a replacement reserve, was funded with $200,000 of the proceeds of the 475 Loan. This reserve is to be utilized to fund capital improvements reasonably approved in advance by Heller. The replacement reserve accrues interest for the Subsidiary Partnership's benefit at a "non-personal money market rate." If the balance of this reserve falls below $200,000, the Subsidiary Partnership must make monthly deposits of $4,000 until the balance of the replacement reserve equals $200,000. As of April 13, 2000, the Subsidiary Partnership had not utilized any funds from the replacement reserve and the balance in this account was approximately $202,290;

     3. The third, a capital improvements reserve, was funded with $1,967,000 of the proceeds of the 475 Loan. This reserve is to be utilized to fund capital improvements determined in the Subsidiary Partnership's sole discretion. The capital improvements reserve accrues interest for the Subsidiary Partnership's benefit at a "non-personal money market rate." As of April 13, 2000, the Subsidiary Partnership had not funded any capital improvements from the capital improvements reserve and the balance in this account was approximately $1,990,332; and

     4. The fourth, a tenant improvements and leasing reserve, was funded with $850,000 of the proceeds of the 475 Loan. This reserve is to be utilized to fund specified tenant improvements and leasing commissions at 475 Fifth Avenue. The Subsidiary Partnership has utilized this entire reserve to fund tenant improvements and leasing commissions.

     The 475 Loan Agreements require Heller's prior written consent to the execution or material modification or amendment of any lease of 15,000 or more rentable square feet at 475 Fifth Avenue.

     An event of default under the 475 Loan Agreements includes the following:

     1. the failure to make any payment within 10 days of the due date thereof;

     2. any sale or transfer of 475 Fifth Avenue or any interest therein or any controlling interest therein;

     3. the imposition of any lien against 475 Fifth Avenue; and

     4. filing of any petition under the United States Bankruptcy Code or any similar law or regulation by or against Registrant, the Subsidiary Partnership, or the Subsidiary Corporation.

     Upon the occurrence of an event of default under the 475 Loan Agreements, Heller may enforce one or more of its remedies, including the following:

     1. the right to declare all principal, interest, and other amounts due under the 475 Loan to be due and payable immediately;

     2. the right to require that 475 Fifth Avenue (including all equipment, fixtures, agreements, and other rights and interests relating thereto) be sold at auction to the highest bidder; and

     3. to take possession of, manage, and collect the rents from the property.

     The Subsidiary Partnership and Robert F. Gossett, Jr., the Individual General Partner of Registrant, have agreed to indemnify and hold harmless Heller and its officers, directors, employees, shareholders, agents, and affiliates from and against any and all liabilities, obligations, deficiencies, demands, claims, actions, assessments, losses, costs, expenses, interest, fines, penalties, and damages resulting from or arising out of or by virtue of the presence of hazardous materials on or from 475 Fifth Avenue. Mr. Gossett also has assumed joint and several liability to pay Heller for certain losses, damages, costs, and expenses incurred by Heller in connection with the 475 Loan.

Fleet Bank Loan

     Registrant's properties, other than 475 Fifth Avenue, are subject to the lien of a first mortgage line-of-credit loan (the "Fleet Loan") from Fleet Bank, National Association ("Fleet"). On August 9, 1999, the Fleet Loan was divided into the following two notes: a note in the amount of $22,594,880 and secured by a mortgage on 475 Fifth Avenue, which note was repaid in full to Fleet and which mortgage was consolidated with and into Heller's mortgage on that property; and, a note in the amount of $26,405,120 and secured by Registrant's six other properties. As of March 24, 2000, the outstanding principal balance of the Fleet Loan was approximately $23,433,561.

     The Fleet Loan is evidenced by a Secured Promissory Note, a Loan Agreement, an Environmental Compliance and Indemnification Agreement, a First Amendment of Loan Agreement and

Note, a Second Amendment of Loan Agreement, and a Third Amendment of Loan Agreement and Second Amendment of Note (collectively, the "Fleet Loan Agreements"). The Fleet Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on and from each of Registrant's properties, other than 475 Fifth Avenue, including the improvements, equipment, furnishings, proceeds, books and records, and all payments related thereto, which consists of the following six properties: the Monterey Park Building (formerly the American Color Building and the GE Medical Systems Office Building); the Directory Building; the Tumi Building (formerly the Austin Place Building); the Flatiron Building; the Marathon Oil Building; and the Alamo Towers.

     The Fleet Loan matures on September 24, 2000 and Fleet is not required to fund any further advances. The Fleet Loan requires payment of a front-end fee in an amount equal to one and one-half percent (1.5%) of the amount of the total loan commitment, which amounts have aggregated approximately $711,000 to date, none of which were paid in 1999. In addition, for each six month period ending September 30 and March 31, Registrant must pay an unused loan commitment fee equal to one-half percent (0.5%) of the difference between the average maximum loan commitment for the period and the average outstanding principal balance of the Fleet Loan for such period. In 1999, Registrant paid approximately $12,344 in such fees.

     The Fleet Loan bears interest on each advance of funds from the date of such advance at Fleet's Peg Rate, plus one-half percent (0.5%) per annum or, if Registrant so chooses, at the LIBOR rate (offered rates for Eurodollar deposits) or other market rate offered to Fleet (any such rate, a "Fixed Rate"), plus two percent (2.0%) per annum. The Peg Rate is the rate announced from time to time by Fleet as a means of pricing some of its loans to customers (not necessarily the lowest rate actually charged to any customer class or category). Registrant may elect to pay interest based on a Fixed Rate on the whole or a portion of the outstanding principal amount, upon notice to Fleet, but only in amounts of at least $1,000,000 and in additional integral multiples of $100,000. As of March 24, 2000, the Peg Rate was 8.75% (interest using this rate would be at 9.25%) and the 180-day Fixed Rate was 5.9125% (interest using this rate would be at 7.9125%). The entire aggregate outstanding balance of the Fleet Loan as of March 24, 2000 bears interest at the rate of 7.9125%.

     The Fleet Loan requires monthly payments of interest plus principal payments equal to 1/500th of the then outstanding principal balance. The Fleet Loan may be prepaid at any time, on notice, in whole or in part (a minimum of $1,000,000 and additional integral multiples of $100,000). Any such prepayment will be without premium or penalty with respect to funds bearing interest based on the Peg Rate or, if the prepayment is made on the last day of the applicable interest period, with respect to funds bearing interest based on a Fixed Rate; however, a prepayment at any other time of funds bearing interest based on a Fixed Rate will require payment of a breakage fee, which guarantees Fleet a fixed rate yield maintenance tied to United States Treasury obligations for the period from the date of prepayment to the end of the applicable interest period. No breakage fee was required to be paid to Fleet in connection with the August 1999 prepayment of the note secured by 475 Fifth Avenue. Amounts repaid to Fleet may be reborrowed by Registrant provided, however, that amounts repaid in monthly amortization payments may not be reborrowed.

     Any payments not received by Fleet within 10 days after the due date will incur a late charge equal to four percent (4%) of the amount of such payment. Overdue amounts, whether at maturity, by acceleration, or otherwise will bear interest at a rate equal to four percent (4%) above the otherwise applicable interest rate.

     The Fleet Loan Agreements contain continuing covenants regarding Registrant's financial condition and the conduct of its operations. Registrant's debt service coverage ratio (the ratio of the sum of cash from operations plus certain fees paid to the General Partners to a constant loan amortization payment) cannot be less than 1.40 to 1.0 and its loan to value ratio (the ratio of the outstanding principal balance of the Fleet Loan to the appraised value of the secured properties) cannot exceed fifty-five percent (55%). In addition, Registrant must maintain a liquid net worth (cash, short-term investments, and marketable securities) of at least $2,000,000. The Fleet Loan Agreements also provide that Registrant may distribute to its partners up to 90% of the sum of its operating net income plus depreciation and amortization, including any step rent adjustments. Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the preceding 12 consecutive calendar months. Registrant must also obtain Fleet's consent, not to be unreasonably withheld or delayed, to any lease of 10,000 or more rentable square feet (5,000 square feet for Alamo Towers). Registrant may not incur unsecured debt owing to the General Partners in amounts in excess of $3,000,000.

     Registrant has calculated that its cash distributions for the 12 months ended December 31, 1999 exceeded the limit imposed by the Fleet Loan Agreement by approximately $173,000. As a consequence, Registrant has informed Fleet that it will increase to $10,000,000 the amortization payment it will make on the Fleet Loan upon the sale of the Flatiron Building. Registrant has further informed Fleet that if such amortization payment is not made on or before June 30, 2000, Registrant, until it makes this $10,000,000 payment, will (i) limit quarterly distributions to the current level of $.30 per Unit and (ii) increase its liquid net worth requirement by $173,000 to $2,173,000. Although Registrant has solicited offers to purchase the Flatiron Building, Registrant has not entered into any agreement to sell the Flatiron Building and there is no assurance when or if it will sell this building or the terms of any such sale.

     Fleet's mortgage lien against any of Registrant's secured properties will be released only upon payment of an amount equal to 110% of the loan amount allocated to such property. In addition, such lien will be released only if Registrant's remaining properties satisfy the debt service coverage ratio and loan to value ratio.

     Upon the occurrence of an event of default under the Fleet Loan Agreements (which includes the failure to make any payment within 10 days of the due date thereof and a failure to comply with its financial covenants which continues for 60 days), Fleet may enforce one or more of its remedies, including the right to
(i) declare all principal and interest on the Fleet Loan to be due and payable immediately, (ii) require any or all of Registrant's secured properties (including all equipment, fixtures, agreements, and other rights and interests relating thereto) to be sold at auction to the highest bidder, and (iii) collect any and all rents from the properties.

     Registrant has also agreed to indemnify and hold harmless Fleet and its officers, directors, employees, agents, representatives, contractors and subcontractors, and their respective successors and assigns from and against any and all claims, liability, costs, and expenses arising out of the presence and/or clean-up of hazardous materials on or affecting Registrant's secured properties.

Financing Policies

     The General Partners expect to approximate Registrant's original intention of a loan to value ratio of 50%. Accordingly, it is expected that Registrant's total borrowings will approximate 50% of the sum of (i) the appraised values of its five remaining original properties plus (ii) the purchase price of additional properties acquired by Registrant. Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties. As of December 31, 1999, Registrant had a loan to value ratio of approximately 53.8%.

     The Fleet Loan and the 475 Loan have enabled Registrant to acquire and improve properties, but have increased the risk of loss on its properties. Registrant may acquire additional properties, the purchase of which would be funded out of the proceeds of sale of one or more of Registrant's current properties. Registrant has no current agreements to sell any of its existing properties. To be profitable, Registrant's properties must generate cash flow in amounts sufficient to not only cover operating expenses but also to pay all financing costs.

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

Employees

     Registrant currently employs 15 persons (3 of which are part-time employees). The business of Registrant is managed by the General Partners. See
Item 10 - "Directors and Executive Officers of the Registrant" and Item 13 - "Certain Relationships and Related Transactions."

Item 2.  Properties.

Monterey Park Building
(formerly American Color Building and GE Medical Systems Office Building)

     On July 10, 1986, Registrant acquired the Monterey Park Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees. Registrant owns fee title to the Monterey Park Building and its 90,000 square feet of underlying land, subject to the lien of the Fleet Loan (See Item 1. - "Business-Fleet Bank Loan"). The property was built in 1985 and contains 20,250 net rentable square feet, of which approximately 71% is office space and the remainder is warehouse space. The building contains an unusually high percentage of office space for a mixed use property, but Registrant prefers to avoid reconfiguring the space, both to avoid the construction cost and to obtain the higher rates for office space. As of March 24, 2000, the property is approximately 44.9% leased, with 9,085 square feet leased to the General Services Administration (as discussed below).

     In March 1999, Registrant executed a lease with the General Services Administration (for the U.S. Census Bureau) for 9,085 square feet (approximately 75% of which is office space). The lease provides for a 17 month term commencing July 1, 1999 and ending November 30, 2000, at a gross rent of

$21.15 per square foot (approximately $192,167 in annual gross rent). Registrant expended approximately $79,900 in 1999 in tenant improvements in connection with this lease.

     In July 1999, American Color Graphics, Inc. ("American Color") terminated its lease for 9,650 square feet in the building, upon payment of a lease cancellation fee of $140,000. This fee represented approximately 50% of American Color's lease obligations for the then remaining lease term of two years. American Color had paid a net rent of $9.00 per square foot, plus reimbursement of its proportionate share of operating expenses.

     The sole tenant, the General Services Administration, will vacate the building upon expiration of the lease term at the end of November 2000. Registrant prefers to find a single tenant for the entire building and is marketing the space accordingly.

     Market conditions in the Monterey Park area have improved in recent years. The vacancy rate for commercial properties in such area approximates 4.1% for office buildings and 12.8% for mixed (office and industrial) space. The Monterey Park Building is situated next to a 200,000 square foot Public Storage facility which, like the Monterey Park Building, consists of a front office with warehouse space in the rear. Such facility is currently approximately 91%
occupied; rents approximate $6.36 per square foot. Gross rents approximate $21.00 per square foot for office space and $13.00 per square foot for mixed office/warehouse space in this area.

The Directory Building (formerly, the IBM Building)

     On October 27, 1986, Registrant acquired the Directory Building, located in Las Colinas, Texas, for a purchase price of approximately $24,580,000, inclusive of acquisition fees. Registrant owns fee title to the Directory Building and its
6.67 acres of underlying land, subject to the lien of the Fleet Loan. The Directory Building was built in 1982 and contains approximately 152,100 net rentable square feet (reduced from 154,300 square feet during IBM's tenancy).

     The building is 100% leased to GTE pursuant to a lease dated as of April 20, 1994, as subsequently amended by amendments dated as of July 29, 1994 and as of February 22, 1995. The initial term of the lease expires on September 30, 2000, subject to a five-year renewal option at a rate equal to 95% of the then market rate. Registrant and GTE have engaged in negotiations concerning an extension of the lease for a three year term, but a definitive agreement has yet to be reached. There is no assurance that the GTE lease will be extended or the terms of any such extension.

     The amended lease requires approximate monthly rent of $173,800 through September 30, 2000. GTE must also pay additional rent equal to excess electric charges and operating expenses over base levels.

     Registrant incurred approximately $63,350 in capital expenditures at the building during 1999, in connection with replacement of the fire alarm and panel. In connection with the GTE lease, Registrant has expended approximately $2,628,000 for tenant improvements, none of which was in 1999. In the event
GTE's lease is extended, Registrant expects to incur capital expenditures, maintenance expenses and leasing commissions aggregating approximately $850,000 in 2000. Improvements would include ADA renovations to the common areas and certain bathrooms, fire alarm and panel replacement, bathroom lighting and other upgrades, and sidewalk and gutter repairs.

     The Las Colinas office market includes approximately 20,018,000 leasable square feet (approximately 10,988,000 square feet of Class "A" office space), of which approximately 84.1% (83.1%
for Class "A" office space) was leased as of December 31, 1999. Weighted average rental rates for new leases at such properties range from approximately $24.65 to $25.53 per square foot.

Tumi Building
(formerly Austin Place Building)

     On December 30, 1986, Registrant acquired the Tumi Building, a two-wing office building located in South Plainfield, New Jersey, for a purchase price of approximately $16,473,000, inclusive of acquisition fees. Registrant owns fee title to the Tumi Building and its underlying five acres of land, subject to the lien of the Fleet Loan. The property was built in 1986 and contains approximately 106,600 net rentable square feet for use as a multi-tenant facility (reduced from 108,000 square feet as a single tenant facility).

     As of March 24, 2000, the property is approximately 60.0% leased, with 45,700 square feet leased to Tumi, Inc. (as discussed below) and the remainder at an average current rent of approximately $14.46 per square foot. Such other leases expire in October 2005 (approximately 10,000 square feet) and March 2014 (approximately 9,600 square feet).

     On March 9, 1999, Gdynia America Line, Inc., a tenant occupying approximately 21,650 square feet (20.3%) in the Tumi Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, with a term expiring in May 2007 and annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. During 1999, Registrant wrote off approximately $718,000 of deferred rent and other receivables attributable to this lease. Registrant has commenced an action in the United States District Court in Newark, New Jersey against Polish Ocean Lines, seeking $4 million in damages. Registrant has succeeded in serving Polish Ocean Lines in this action.

     Tumi's lease is for 45,700 square feet and expires on January 19, 2009. It requires rent payments equal to $15.00 per square foot until January 2002, $16.00 per square foot from February 2002 to January 2006, and $17.00 per square foot from February 2006 to January 2009. The lease includes two 5-year renewal terms, the first at a base rent of $20.00 per square foot and the second at a then fair market rental. Tumi is also obligated to pay for its electric current consumption and its proportionate share (42.3%) of increases in operating expenses, taxes, and insurance over base year 1999 levels. In 1999, Tumi's lease was amended to increase Registrant's obligation for tenant improvements to $1,045,000 (from $350,000) in return for increasing rent payments to $15 per square foot (from $9.00) until January 2002 and to $16 per square foot (from $15) from February 2002 to January 2006.

     South Plainfield is included in the Route 287 submarket (approximately 6,850,000 square feet of which 11% is vacant) of Middlesex County (approximately 16,400,000 square feet, of which 11.2% is vacant). Average rents for office space in such area approximate $21.00 per square foot. Registrant has expended approximately $3,000,000 for tenant improvements, of which approximately $1,163,100 was incurred in 1999. Registrant expended approximately $118,000 in tenant improvements in 1999 for tenants other than Tumi.

Flatiron Building (formerly, the Cadnetix Building)

     On January 5, 1988, Registrant acquired the Flatiron Building, located in Flatiron Industrial Park, Boulder, Colorado, for approximately $9,003,000, inclusive of acquisition fees. Registrant owns fee title to the Flatiron Building and its 5 acres of underlying land, subject to the lien of the Fleet Loan. The property contains approximately 96,000 net rentable square feet for use as a multi-tenant facility (reduced from 102,000 square feet as a single tenant facility).

     As of March 24, 2000, Registrant has rented 100% of the space in the building to various tenants pursuant to leases providing for an average current rent of approximately $15.98 per square foot (exclusive of expenses). Such leases expire in 2000 (approximately 31,822 square feet), in 2001 (approximately 20,421 square feet), in 2002 (approximately 16,237 square feet) and in 2003 (approximately 27,264 square feet).

     The Flatiron Building is zoned IG (Industrial General), which permits office use by manufacturers and industrial users (including software developers), but does not permit general office use by service providers such as attorneys and accountants. Registrant does not believe that such classification adversely affects its ability to fully lease this building at market rates, and such classification does not affect any existing tenants.

     Market conditions in the Boulder area remain favorable for owners of commercial buildings. The market for the Boulder area contains approximately 9.3 million square feet of commercial space of which approximately 9.1% is vacant. Average rents for office space in such area approximate $16.49 per square foot, exclusive of expenses. Registrant has expended approximately $717,600, of which approximately $262,200 was spent in 1999, for tenant improvements for the Flatiron Building.

Marathon Oil Building (formerly, the Tenneco Building)

     On March 21, 1988, Registrant acquired the Marathon Oil Building (formerly the Tenneco Building), an office building located in Oklahoma City, Oklahoma, for approximately $10,736,000, inclusive of acquisition fees. Registrant owns fee title to the Marathon Oil Building with its 6.1 acres of underlying land, subject to the lien of the Fleet Loan. The property contains 90,925 net rentable square feet on two floors, plus a 10,016 square foot basement.

     Marathon and its former affiliate, Koch Midstream Services Company ("Koch"), lease approximately 65,000 square feet (including approximately 4,300 in the basement) and 22,300 square feet (including approximately 550 in the basement), respectively, in the building. Marathon's lease expires in 2001, subject to two five-year renewal options; Koch's lease also expires in 2001, but without any renewal option.

     Annual rent under such leases is approximately $750,600 ($8.75 per square foot, plus $6.00 per square foot for basement space). Marathon and Koch must also pay additional rent equal to their proportionate share of any increases in operating costs of the building after 1996. Registrant has funded tenant improvements of approximately $350,000 for Marathon and Delhi, none of which was expended in 1999.

     Registrant has leased approximately an additional 5,800 square feet in the building for a five-year term ending in December 2001 at an annual rent of approximately $65,000 ($11.00 per square foot, plus $6.00 per square foot for basement space). Registrant has funded tenant improvements of approximately $74,000 in connection with this lease, none of which was expended in 1999. The remaining space (approximately 3.2% of the office space, plus approximately 41% of the basement) is vacant and Registrant is seeking a tenant for such space; however, the space is difficult to rent and would require significant tenant improvements. As an alternative, Registrant may demolish and reconfigure this space to improve its marketability. Registrant expended approximately $53,800 on replacing and upgrading lighting fixtures in the building in 1999.

     Market conditions in the northwest section of Oklahoma City have continued recent improvements from the declines experienced after Registrant acquired the building. Such market contains approximately 4.9 million square feet of commercial space of which approximately 11.0% is vacant. Average rents for commercial space range from $8.50 to $18.75 per square foot, with a weighted average rate of $14.21 per square foot. Although the vacancy rate increased slightly during 1999, rental rates continued the increases of recent years.

475 Fifth Avenue

     On December 6, 1996, Registrant purchased the land, building and other improvements commonly known as 475 Fifth Avenue, and situated in New York, New York, for approximately $27,440,000 including capitalized costs and related costs. The property contains a multi-tenant office building comprised of approximately 238,000 square feet and is located on the southeast corner of 41st Street and Fifth Avenue in New York City; the Subsidiary Partnership owns fee title to 475 Fifth Avenue, subject to the lien of the 475 Loan.

     475 Fifth Avenue is a 23-story office building with approximately 20,000 square feet of retail space on the first floor and basement, 213,000 square feet of office space, and 5,100 square feet of basement storage space. As of March 24, 2000, approximately 94.4% of the rentable square footage in the building was leased (including approximately 96.2% of the office space, 83.7% of the retail space, and 60.0% of the basement space), at an average current rent (base rent plus electric charges and prior year adjustments) of approximately $32.58 per square foot (approximately $31.07 per square foot of office space and $56.02 per square foot of retail space). Following is a schedule of the expirations of such leases.

==========================================================================
                     Approximate                        Avg. Current
Expiration Year      Square Feet       % of Total       Rent/Sq. Ft.
--------------------------------------------------------------------------
2000                     13,430        5.7%                  $31.05
--------------------------------------------------------------------------
2001                     19,733        8.3%                  $36.53
--------------------------------------------------------------------------
2002                      7,191        3.0%                  $33.18
--------------------------------------------------------------------------
2003                      7,558        3.2%                  $31.67
--------------------------------------------------------------------------
2004                     19,783        8.3%                  $43.53
--------------------------------------------------------------------------
2005                     34,410        14.5%                 $37.06
--------------------------------------------------------------------------
2006                     22,630        9.5%                  $26.90
--------------------------------------------------------------------------
2007                      6,794        2.9%                  $27.16
--------------------------------------------------------------------------
2008                     47,399        20.0%                 $26.76
--------------------------------------------------------------------------
2009                     37,625        15.8%                 $32.27
--------------------------------------------------------------------------
2010                      7,513        3.2%                  $36.23
==========================================================================

     Registrant's leases generally provide for a base rent, inclusive of an electricity charge, plus additional rent in the form of operating expense and real estate tax escalation factors. In 1997, Registrant commenced a capital improvement program, designed to increase rental rates and the value of the building. In connection with obtaining the 475 Loan, a capital reserve schedule was prepared for 475 Fifth Avenue, detailing improvements aggregating approximately $1,840,000 over a 12-year period. These and other improvements that Registrant intends to make include the following: mechanical, electrical, and plumbing systems, including upgrading objective service and closets (approximately $360,000), consolidating DC service and relocating additional AC service (approximately $90,000), purchasing electrical equipment (approximately $300,000), continue installation of hot water heating system
(approximately  $315,000),  and  installation  of  new  riser  and  drain  lines
(approximately $350,000); structural repairs, including roofing, facade, and parapet repairs (approximately $415,000) and installation of new windows (approximately $140,000); elevator repairs and refurbishment, including replacement of controls (approximately $345,000); and improvements to comply with building codes and Americans with Disabilities Act requirements, including renovation of restrooms (approximately $240,000) and stair handrail and extensions (approximately $48,000). In 1999, Registrant funded capital improvements aggregating approximately $158,400 and tenant improvements aggregating approximately $1,200,300 at 475 Fifth Avenue. Certain capital improvements can only be made as tenancies expire. Capital improvements and tenant improvements have been, and are expected in the future to be, funded from working capital and loan drawdowns and from anticipated increases in rental income.

     475 Fifth Avenue is situated in the Grand Central district of the New York City midtown market. Such district includes approximately 50,385,000 aggregate rentable square feet (vacancy rate of approximately 5.2%), of which approximately 44,485,000 are Class A buildings (5.2% vacancy rate) and 5,900,000 are Class B buildings (5.4% vacancy rate). Asking rents in this district average approximately $49.32 per square foot ($50.23 for Class A buildings and $42.45 for Class B buildings). The entire midtown market includes approximately 236,805,000 aggregate rentable square feet (187,345,000 in Class A buildings and 49,460,000 in Class B buildings), an approximate 3.6% vacancy rate (3.4% for Class A buildings and 4.5% for Class B buildings), and average asking rents of approximately $50.50 per square foot ($53.92 for Class A buildings and $37.55 for Class B buildings).

Alamo Towers

     On March 17, 1997, Registrant purchased the land, building and other improvements commonly known as the Alamo Towers, and situated in San Antonio, Texas for approximately $12,002,000, including capitalized closing and related costs. The Alamo Towers contains a multi-tenant office building comprised of approximately 196,000 square feet. Registrant owns fee title to the Alamo Towers, subject to the lien of the Fleet Loan.

     The Alamo Towers is an office building consisting of two stand-alone 8-story towers with approximately 186,000 square feet of office space and 8,000 square feet of basement space. As of March 24, 2000, approximately 75.8% of the rentable square footage of office space in the Alamo Towers was leased, at an average current rent (base rent plus escalation adjustments) of approximately $14.40 per square foot. Following is a schedule of expiration of such leases.

=============================================================================
                        Approximate                             Avg. Current
Expiration Year         Square Feet      % of Total             Rent/Sq.Ft.
-----------------------------------------------------------------------------
2000                       29,110        17.0%                  $14.99
-----------------------------------------------------------------------------
2001                       46,202        26.9%                  $13.59
-----------------------------------------------------------------------------
2002                       27,784        16.2%                  $14.22
-----------------------------------------------------------------------------
2003                        6,838        4.0%                   $14.80
-----------------------------------------------------------------------------
2004                       18,403        10.7%                  $15.61
-----------------------------------------------------------------------------
2005                        1,822        1.1%                   $15.00
=============================================================================

     The Alamo Towers has yet to achieve sustainable increases in occupancy rates, primarily because of the absence of a covered parking garage. Registrant's planned significant capital improvements for this building were delayed in large part because of the capital improvements made at 475 Fifth Avenue. Registrant now intends to fully implement its program at Alamo Towers. In 1999, it completed renovation of the lobby in the East Tower at an approximate cost of $314,800. Renovation of the West Tower lobby is expected to cost approximately $400,000. Registrant also plans to relocate the building's mechanical plant, including replacement of all heating, ventilation, and air conditioning equipment, and upgrade the electrical capacity and distribution, at an approximate cost of $2,250,000. Relocation of this plant will enable Registrant to construct a covered parking garage at an estimated cost of $6,000,000. Construction of the garage is tentatively scheduled for 2001 and is expected to take six to eight months to complete. Registrant also may separate the heating and air conditioning systems to better regulate temperature through the building (estimated to cost $40,000) and recaulk glass walls and windows (approximately $200,000). Registrant may install sprinklers on all floors of the towers, at an estimated cost of $250,000, but any such installation is unlikely to occur in the near future. Registrant intends to finance these capital improvements from the proceeds of loan drawdowns and/or from proceeds from any sales of properties. In 1999, Registrant expended approximately $55,500 in tenant improvements and $532,100 in capital improvements to the Alamo Towers.

     The San Antonio office market includes approximately 21,190,000 aggregate rentable square feet, of which approximately 13.7% is currently vacant. Asking rents in this market now average $17.14 per square foot. The north-central San Antonio market includes approximately 7,578,000 aggregate rentable square feet, of which approximately 12.9% is vacant and for which asking rents average approximately $17.98 per square foot. Class B buildings, including the Alamo Towers, feature an approximate 11.1% vacancy rate and an average asking rental rate of $16.71 per square foot.

Item 3.  Legal Proceedings.

     Except for its action against Polish Ocean Lines, Inc., Registrant does not know of any material legal proceedings, other than ordinary immaterial routine litigation incidental to its business, pending against or involving Registrant or any of its properties. The action against Polish Ocean Lines, Inc. is attributable to the rejection of its subsidiary's lease for space in the Tumi Building. See "Item 2. Properties - Tumi Building." The action was commenced in the United States District Court in Newark, New Jersey on November 22, 1999.

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

     Registrant has administered a Unit Repurchase Plan since 1995, pursuant to which Registrant, in its discretion, has purchased outstanding Units. Any such purchases are made at prices no higher than the lowest current independent offer quotation. During 1999, Registrant did not repurchase any Units. Registrant is limited by the terms of the Fleet Loan to an aggregate of $3,000,000 in Unit repurchases. In addition, repurchases both divert funds otherwise available for capital improvements and require a monthly reallocation of Unitholders' interests. For these reasons, Registrant limits future repurchases, if any, to the final one or two months of a calendar year. To provide an alternative outlet for Unit sales, the General Partners and their affiliates have, during any periods of suspension in Registrant's Unit Repurchase Plan, purchased Units on the same terms and conditions as under the Unit Repurchase Plan.

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

     As of April 13, 2000, there were 2,784 Unitholders of record.

     The following represents per Unit cash distributions to investors for the fiscal years ended December 31, 1999 and 1998.

                               Distribution
Quarter Ended                  Per Unit                        Payment Date
-------------                  -------------                   ------------

December 31, 1999              $ 0.30                          February 2000

September 30, 1999             $ 0.30                          November 1999

June 30, 1999                  $ 0.30                          August 1999

March 31, 1999                 $ 0.30                          May 1999

December 31, 1998              $ 0.30                          February 1999

September 30, 1998             $ 0.30                          November 1998

June 30, 1998                  $ 0.30                          August 1998

March 31, 1998                 $ 0.30                          May 1998

     There are no material legal restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Agreement of Limited Partnership, as amended through the date of this report. However, the Fleet Loan Agreements limit distributions to 90% of the sum of cash from operations, depreciation and amortization. See, however,
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of economic conditions affecting Registrant's ability to make distributions in the future.

Item 6.  Selected Financial Data

                         Year Ended      Year Ended      Year Ended       Year Ended      Year Ended
                        December 31,    December 31,     December 31,     December 31,   December 31,
                           1999             1998            1997             1996            1995
                      -------------    -------------   -------------    -------------   -------------
Operating
Revenues                $16,695,999      $19,752,206     $14,958,799       $9,142,369      $9,827,431

Net Loss/Income         $(2,828,104)      $1,930,984       $(420,892)        $677,914      $2,008,688

Net Loss/Income
Per Unit (1)                 $(0.94)           $0.64          $(0.14)           $0.22           $0.62

Total Assets           $107,255,707     $105,748,365    $100,946,968     $102,983,279     $74,460,139

Long-Term
Obligations             $55,539,288      $46,930,800     $41,578,800      $39,955,200      $7,800,000

Distributions
Per Unit
(1)(2)                        $1.20            $1.20           $1.20            $1.20           $1.20

(1) Per Unit numbers are based on 2,983,531 Units for 1999 and a weighted average number of Units of 2,986,460, 3,022,492, 3,087,170, and 3,184,222,
     for 1998, 1997, 1996, and 1995, respectively.

(2) Each year's distributions include funds distributed after the end of the year which are attributable to that year.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At December 31, 1999, Registrant had cash and receivables of approximately $3,900,000 as contrasted to accounts payable and accrued expenses of approximately $2,600,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant would need to refinance the Fleet Loan and/or sell assets.

     In August 1999, Registrant organized 475 Fifth Avenue Limited Partnership and 475 Fifth-GP, Inc. as wholly-owned subsidiaries. The Subsidiary Partnership owns 475 Fifth Avenue and the Subsidiary Corporation is the sole general partner of the Subsidiary Partnership. Registrant is the sole limited partner of the Subsidiary Partnership, with a 99% interest in all items of income, gain, loss, and deduction, and the sole shareholder of the Subsidiary Corporation.

     In August 1999, the Subsidiary Partnership acquired ownership of 475 Fifth Avenue from Registrant and obtained the 475 Loan. The proceeds of the 475 Loan were used to pay down approximately $23,381,000 of the Fleet Loan, to fund capital improvements and leasing costs at 475 Fifth Avenue, and to augment working capital. Financial statements of Registrant and its subsidiaries are consolidated and intercompany accounts and transactions are eliminated.

     Registrant has been investing capital in acquiring additional properties and improving its existing and additional properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. Capital resources have been employed since the beginning of 1999 to make the following capital improvements: approximately $158,400 in capital improvements and $1,200,300 in tenant improvements at 475 Fifth Avenue; approximately $1,163,100 in tenant improvements at the Tumi Building; approximately $79,900 in tenant improvements and $9,500 in capital improvements at the Monterey Park Building; approximately $63,350 in capital improvements at the Directory Building; approximately $262,200 in tenant improvements and $39,200 in capital improvements at the Flatiron Building; approximately $53,800 in capital improvements at the Marathon Oil Building; and approximately $532,100 in capital improvements and $55,500 in tenant improvements at Alamo Towers. Registrant may also require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,840,000) and Alamo Towers (estimated at $9,140,000). These additional capital improvements are expected to be made over several years, as tenancies expire.

     In March 1999, Gdynia America Line, Inc., which leased approximately 20% of the Tumi Building pursuant to a lease expiring in May 2007, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. Registrant has instituted suit against Polish Ocean Lines for amounts due over the eight years remaining in the term of the lease. Although this lease's rental payments constituted only approximately three percent of Registrant's aggregate 1998 property revenues, Registrant wrote off approximately $718,000 in deferred rent and other receivables in 1999 as a result of the rejection of this lease. To the extent all or a portion of this space is unproductive for any length of time, and if Registrant is unsuccessful in collecting damages from Polish Ocean Lines, Registrant may face an additional capital demand.

     During 1999, Registrant received an aggregate of approximately $330,000 in connection with early termination of leases: approximately $140,000 from American Color with respect to the Monterey Park Building; and approximately $190,000 from 2 tenants at 475 Fifth Avenue. To the extent such space remains vacant, as in the Monterey Park Building, Registrant's operations may be affected and its capital demands increased. However, these leases did not represent a significant portion of Registrant's property revenues.

     To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and, previously, out of working capital and through reductions in distributions to partners. Registrant's quarterly distribution to partners for each of the four quarters of 1999 was $0.30 per Unit. Registrant intends to maintain this level of distributions through 2000 and, if possible, thereafter. However, to the extent Registrant's sources of capital are inadequate for its requirements, Registrant may need to reduce or suspend distributions to partners, incur additional indebtedness, and/or dispose of one or more of its properties.

     The 475 Loan and the Fleet Loan have provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The cost of such financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised. The Fleet Loan matures on September 24, 2000. Registrant anticipates satisfying the Fleet Loan out of the proceeds of a refinancing or a sale of assets.

     Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its distributable cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan Agreements to 90% of cash from operations plus depreciation and amortization.

Results of Operations

1999 versus 1998

     Rental revenues decreased by 0.8% from 1998 to 1999, primarily because the rejection of the Gdynia lease in the Tumi Building more than offset increased occupancy and rental rates at the Flatiron Building and, more importantly, 475 Fifth Avenue. In addition, lease cancellation fees decreased by $3,837,623 in 1999 from the significant amounts received in 1998 with respect to the Monterey Park, Tumi, 475 Fifth Avenue, and Alamo Towers buildings. As a result, total revenues decreased by 15.5% from 1998 to 1999.

     Interest expense in 1999 increased by 12.5% in 1999 from 1998, both because of larger loan balances (only a portion of the proceeds of the 475 Loan was used to pay down the Fleet Loan) and higher interest rates. Depreciation increased by 4.5% in 1999 primarily because of capital improvements made at 475 Fifth Avenue, the Tumi Building, and Alamo Towers during 1997, 1998 and 1999. Amortization increased by 75.8% primarily because of the write-off of leasing commissions on leases that were terminated early and financing costs under the Fleet Loan following partial prepayment of the loan. Property operation expenses increased by 3.9% in 1999 primarily because of increases in cleaning and electricity attributable to increased occupancy at 475 Fifth Avenue, the Tumi Building, and the Flatiron Building and because of higher real estate taxes at 475 Fifth Avenue, the Directory Building, and the Flatiron Building. Management fees decreased by 19.0% in 1999 from 1998 because of property management fees computed as a percentage of Registrant's decreased revenues from rental revenues and lease cancellation fees. Professional fees increased by 12.3%, and general and administrative expenses decreased by 16.9%, from 1998 to 1999 primarily because of the reclassification of transfer agent fees and other expenses as professional fees rather than general and administrative expenses. The 46.7% increase in bad debt expense is primarily attributable to the write-off of unpaid rent and deferred rent receivable from the Gdynia lease in the Tumi Building and from tenants vacating space prior to termination of their leases in 475 Fifth Avenue.

     Registrant realized a net loss of $2,828,104 in 1999 as compared to income of $1,930,984 in 1998. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of approximately $3,574,475 in 1999 and $7,048,258 in 1998 (a 49.3% decrease). The significant decrease in net cash provided by operating activities is largely attributable to the increased interest expense and the reduction in lease cancellation fees from the extraordinary amounts of 1998.

     The recognition of a net loss is largely due to the non-cash write-off of receivables related to the Gdynia lease at the Tumi Building and several leases at 475 Fifth Avenue. Registrant has focused its capital improvement program at 475 Fifth Avenue, which has increased occupancy and rental rates. Registrant intends to implement its program at Alamo Towers in 2000 and 2001, with a view towards leasing vacant space (approximately 24.2% of office space) and releasing space covered by expiring leases. If successful this will provide additional rental revenues with little additional operating expenses (but necessitating significant capital expenditures).

1998 versus 1997

     Rental revenues increased by 4.2% from 1997 to 1998, primarily because of increased occupancy and rental rates at 475 Fifth Avenue. In addition, Registrant received $4,167,685 in lease cancellation fees in 1998 with respect to the Monterey Park, Tumi, and 475 Fifth Avenue buildings. As a result, total revenues increased by 32.0% from 1997 to 1998.

     Interest expense in 1998 increased by 3.5% in 1998 from 1997, primarily as a result of additional drawdowns under the Fleet Loan aggregating $6,400,000. Depreciation increased by 7.1% in 1998 primarily because of capital improvements made at 475 Fifth Avenue and Alamo Towers during 1997 and 1998. Amortization increased by 17.7% primarily because of additional financing costs related to the Fleet Loan. Management fees increased by 34.7% in 1998 from 1997 primarily due to property management fees computed as a percentage of Registrant's increased rental revenues. Professional fees increased by 50.4% from 1997 to 1998 primarily because of legal fees incurred in connection with amending the Fleet Loan, negotiating lease buyouts, and increased leasing activity. The 93.3% increase in general and administrative expenses in 1998 from 1997 is primarily attributable to the write-off of deferred rent receivable upon early lease terminations of approximately $815,300 in 1998 and $158,900 in 1997.

     Registrant realized income from real estate operations of $1,930,984 in 1998 as compared to a net loss of $1,333,393 in 1997. After adjusting for non-cash items (principally depreciation and amortization), operations generated cash flows of approximately $5,467,000 in 1998 and $2,708,000 in 1997 (a 101.9%
increase).

     The recognition of net income and significant increase in net cash provided by operating activities is largely due to realization of Registrant's capital improvement program at 475 Fifth Avenue, which has increased occupancy and rental rates. Registrant intends to continue its capital improvement program at 475 Fifth Avenue, and implement its program at Alamo Towers, in 2000.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant has obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. Approximately 42% and 100% of Registrant's outstanding debt was subject to variable rates at December 31, 1999 and 1998, respectively. In addition, the average interest rate on Registrant's debt increased from 7.63% at December 1998 to 8.22% at December 31, 1999. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

     The table below provides information about Registrant's debt instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                             Expected Maturity Date
                          --------------------------------------------------------------------------------------------
                                                                                       There-                   Fair
                             2000          2001       2002       2003        2004      After         Total      Value
                             ----          ----       ----       ----        ----      -------      -------    -------
                                                     (in thousands)

Secured Variable          $23,593       $  --      $  --      $  --       $  --        $  --        $23,593    $23,593
Average
interest rate              7.9125%         --         --         --          --           --         7.9125%

Secured Fixed                $228          $240       $261       $284        $301      $30,632      $31,946    $30,976
Average
interest rate                8.27%         8.27%      8.27%      8.27%       8.27%        8.27%        8.27%

     Registrant believes that the interest rates given in the table for fixed rate borrowings are below the rates Registrant could currently obtain for instruments of similar terms and maturities. The fair values of such instruments are estimated using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arragements at December 31, 1999 (estimated at 8.75% per annum).

     A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $236,000, based upon the balances outstanding on variable rate instruments at December 31, 1999.

Item 8.  Financial Statements and Supplementary Data

     See list of Financial Statements and Financial Statement Schedules at page F-2, filed as part of this report.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

      List of Consolidated Financial Statements and Consolidated Financial
                              Statement Schedules

The following  consolidated financial statements of Corporate Realty Income Fund
I, L.P. and Subsidiaries are included in Item 8:

Report of Independent Auditors - Ernst & Young LLP .......................................   F-3


Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 1999 and 1998 .............................   F-4
Consolidated Statements of Operations for the years ended December 31, 1999, 1998
   and 1997 ..............................................................................   F-5
Consolidated Statements of Changes in Partners' Capital for the years ended
   December 31, 1999, 1998 and 1997 ......................................................   F-6
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997   F-7
Notes to Consolidated Financial Statements ...............................................   F-8
Schedule III - Real Estate and Accumulated Depreciation ..................................   F-21

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the consolidated financial statements and notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

                         Report of Independent Auditors

To the Partners of
Corporate Realty Income Fund I, L.P.

We have audited the accompanying consolidated balance sheets of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 1999 and 1998 and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1999. We also have audited the financial statement schedule listed on the Index at Item 14 (a). These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Realty Income Fund I, L.P. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ Ernst & Young LLP
                                             ---------------------

New York, New York
January 28, 2000

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                           Consolidated Balance Sheets


                                                                               December 31,
                                                                           1999             1998
                                                                      ------------------------------
Assets Real estate, at cost:
   Land                                                               $  19,875,846    $  19,875,846
   Buildings and improvements                                            98,067,344       95,541,299
   Equipment and furniture                                                  242,302           78,029
                                                                      ------------------------------
                                                                        118,185,492      115,495,174
   Less accumulated depreciation                                         24,361,971       21,669,758
                                                                      ------------------------------
                                                                         93,823,521       93,825,416

Cash and cash equivalents at cost, which approximates market value        3,322,319        4,115,435
Accounts receivable                                                         578,480          737,617
Due from general partners                                                        --           95,016
Note receivable, net of unamortized discount of $32,464 in 1999 and
   $50,024 in 1998                                                          244,643          524,379
Deferred rent receivable                                                  2,479,583        2,638,615
Deferred financing costs, net of accumulated amortization of
   $1,625,303 in 1999 and $927,224 in 1998                                  965,492          829,552
Lease commissions, net of accumulated amortization of $1,583,597 in
   1999 and $1,637,425 in 1998                                            2,168,412        2,726,566
Escrow deposits                                                           2,866,682               --
Deposits and other assets                                                   806,575          255,769
                                                                      ------------------------------
Total assets                                                          $ 107,255,707    $ 105,748,365
                                                                      ==============================

Liabilities and partners' capital
Accounts payable and accrued expenses                                 $   2,599,574    $   2,983,261
Mortgage loans payable                                                   55,539,288       46,930,800
Due to general partners                                                      63,534               --
Other liabilities                                                         1,031,820        1,382,043
                                                                      ------------------------------
Total liabilities                                                        59,234,216       51,296,104

Commitments and contingencies

Partners' capital:
   General partners:
     Capital contributions                                                    1,000            1,000
     Net income                                                             366,955          395,236
     Cash distributions                                                    (603,227)        (567,200)
                                                                      ------------------------------
                                                                           (235,272)        (170,964)
                                                                      ------------------------------
   Limited partners: ($25 per unit; 4,000,000 units authorized,
    2,983,531 issued and outstanding in 1999 and 1998)
     Capital contributions, net of offering costs                        71,724,856       71,724,856
     Net income                                                          36,328,418       39,128,241
     Cash distributions                                                 (59,796,511)     (56,229,872)
                                                                      ------------------------------
                                                                         48,256,763       54,623,225
                                                                      ------------------------------
Total partners' capital                                                  48,021,491       54,452,261
                                                                      ------------------------------
Total liabilities and partners' capital                               $ 107,255,707    $ 105,748,365
                                                                      ==============================

See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                      Consolidated Statements of Operations


                                                                For the year ended December 31,
                                                         1999            1998            1997
                                                    --------------------------------------------
Revenue:
   Rental                                           $ 15,387,502    $ 15,513,474    $ 14,885,474
   Lease cancellation                                    330,062       4,167,685              --
   Interest and other income                             978,435          71,047          73,325
                                                    --------------------------------------------
                                                      16,695,999      19,752,206      14,958,799
                                                    --------------------------------------------
Expenses:
   Interest                                            3,736,687       3,320,457       3,207,254
   Depreciation                                        3,452,891       3,304,509       3,084,463
   Amortization                                        1,753,623         997,515         847,297
   Property operations                                 7,622,547       7,336,498       7,321,229
   Management fees                                     1,099,706       1,357,671       1,008,252
   Professional fees                                     345,000         307,208         204,301
   Bad debt expense                                    1,196,065         815,250         158,933
   General and administrative                            317,584         382,114         460,463
                                                    --------------------------------------------
                                                      19,524,103      17,821,222      16,292,192
                                                    --------------------------------------------

(Loss) income from real estate operations             (2,828,104)      1,930,984      (1,333,393)
Gain on sale of real estate                                   --              --         912,501
                                                    --------------------------------------------
Net (loss) income                                   $ (2,828,104)   $  1,930,984    $   (420,892)
                                                    ============================================

Net (loss) income allocated:
   General partners                                 $    (28,281)   $     19,310    $     (4,209)
   Limited partners                                   (2,799,823)      1,911,674        (416,683)
                                                    --------------------------------------------
                                                    $ (2,828,104)   $  1,930,984    $   (420,892)
                                                    ============================================


Net (loss) income per unit of limited partnership
   interest                                         $      (0.94)   $       0.64    $      (0.14)
                                                    ============================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Consolidated Statements of Changes in Partners' Capital


                                                           General       Limited
                                          Total           Partners       Partners
                                      --------------------------------------------
Partners' capital (deficit) at
   December 31, 1996                  $ 60,885,576    $   (113,035)   $ 60,998,611
     Redemption of units                  (547,120)             --        (547,120)
     Cash distributions to partners     (3,677,381)        (36,774)     (3,640,607)
     Net loss                             (420,892)         (4,209)       (416,683)
                                      --------------------------------------------
Partners' capital (deficit) at
   December 31, 1997                    56,240,183        (154,018)     56,394,201
     Redemption of units                   (93,310)             --         (93,310)
     Cash distributions to partners     (3,625,596)        (36,256)     (3,589,340)
     Net income                          1,930,984          19,310       1,911,674
                                      --------------------------------------------
Partners' capital (deficit) at
   December 31, 1998                    54,452,261        (170,964)     54,623,225
     Cash distributions to partners     (3,602,666)        (36,027)     (3,566,639)
     Net loss                           (2,828,104)        (28,281)     (2,799,823)
                                      --------------------------------------------
Partners' capital (deficit) at
   December 31, 1999                  $ 48,021,491    $   (235,272)   $ 48,256,763
                                      ============================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                For the year ended December 31,
                                                             1999            1998            1997
                                                        --------------------------------------------
Operating activities
Net (loss) income                                       $ (2,828,104)   $  1,930,984    $   (420,892)
                                                        --------------------------------------------
Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
   Depreciation and amortization                           5,206,514       4,302,024       3,931,760
   Gain on sale of real estate                                    --              --        (912,501)
   Decrease (increase) in deferred rent receivable           159,032         316,769         (10,221)
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable              159,137        (259,237)        (46,491)
     Decrease (increase) in due from general partners        158,550          63,232         (58,451)
     Decrease (increase) in note receivable                  279,736        (521,751)          7,684
     (Increase) in escrow deposits - operating              (885,658)             --              --
     Increase in lease commissions                          (497,390)     (1,460,007)       (765,788)
     Increase in deposits and other assets                  (550,806)       (142,613)         (2,425)
     (Decrease) increase in accounts payable and
       accrued expenses                                     (383,687)        996,988         787,736
     (Decrease) increase in other liabilities               (350,223)        240,331         197,746
                                                        --------------------------------------------
Total adjustments                                          3,295,205       3,535,736       3,129,049
                                                        --------------------------------------------
Net cash provided by operating activities                    467,101       5,466,720       2,708,157
                                                        --------------------------------------------

Investing activities
Increase in escrow deposits - investing                   (1,981,024)             --              --
Proceeds from sale of real estate                                 --              --      12,475,923
Acquisition of real estate                                (3,450,996)     (3,606,069)    (13,753,264)
                                                        --------------------------------------------
Net cash (used in) investing activities                   (5,432,020)     (3,606,069)     (1,277,341)
                                                        --------------------------------------------

Financing activities
Deferred financing costs                                    (834,019)       (234,150)             --
Proceeds from mortgage loan payable                       35,000,000       6,400,000       2,600,000
Repayments of mortgage loan payable                      (26,391,512)     (1,048,000)       (976,400)
Redemption of units                                               --         (93,310)       (547,120)
Cash distributions to partners                            (3,602,666)     (3,625,596)     (3,677,381)
                                                        --------------------------------------------
Net cash provided by (used in) financing activities        4,171,803       1,398,944      (2,600,901)
                                                        --------------------------------------------
Net (decrease) increase in cash and cash equivalents
                                                            (793,116)      3,259,595      (1,170,085)
Cash and cash equivalents at beginning of year             4,115,435         855,840       2,025,925
                                                        --------------------------------------------
Cash and cash equivalents at end of year                $  3,322,319    $  4,115,435    $    855,840
                                                        ============================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999


1.   Organization

Corporate Realty Income Fund I, L.P. ("CRIF") was formed as a limited partnership on November 25, 1985 under the laws of the State of Delaware. CRIF was formed for the purpose of acquiring and owning income-producing commercial and industrial real estate properties for lease to others. CRIF will terminate on December 31, 2010 or sooner, in accordance with the Partnership Agreement.

During 1999, in connection with refinancing a portion of its debt, CRIF formed a wholly-owned subsidiary to which it transferred ownership of its New York City property.

The general partners of CRIF are 1345 Realty Corporation, the corporate general partner, and Robert F. Gossett, Jr., the individual general partner.

On November 30, 1994, all of the outstanding capital stock of the corporate general partner of CRIF was acquired by the individual general partner in a transaction which was effective as of July 1, 1994. As a result of this acquisition, the entire interest of the general partners is controlled by the individual general partner.

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

During 1998, 8,680 units were redeemed from unitholders and canceled. There were no unit redemptions during 1999.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2.   Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CRIF and its wholly-owned subsidiaries (collectively, the "Partnership"). All significant intercompany accounts and transactions have been eliminated.

Real Estate and Depreciation

Costs directly related to the acquisition and improvement of real estate are capitalized. Ordinary repairs and maintenance are expensed as incurred.

Depreciation of buildings, improvements, and equipment and furniture for financial reporting purposes is computed under the straight-line method over the estimated economic useful life of the assets which range from five to forty years.

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

Deferred Financing Costs

Deferred financing costs are being amortized over the term of the loan agreements.

Lease Commissions

Leasing commissions are capitalized and amortized over the term of the related leases.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


2.   Significant Accounting Policies (continued)

Deferred Rent

Rental income is recognized on the straight-line basis over the entire term of the lease including rent-free periods. Accordingly, rental income for the years ended December 31, 1999, 1998 and 1997, includes approximately $615,300, $498,500 and $169,200, respectively, of the excess of income on the straight-line basis over the actual amount billed.

During 1999, the Partnership wrote off deferred rent receivable of approximately $774,400, of which approximately $407,200, $338,200, and $29,000 related to tenants vacating the Tumi Building, 475 Fifth Avenue, and the Monterey Park Building, respectively, prior to the expiration of their lease terms. During 1998, the Partnership wrote-off deferred rent receivable of approximately
$815,300, of which approximately $750,300 and $65,000 related to tenants vacating the Tumi Building and 475 Fifth Avenue, respectively, prior to the expiration of their lease terms. During 1997, upon the sale of the James River Building, deferred rent receivable of approximately $158,900 was written-off. Such write-offs are included in bad debt expense in the accompanying statements of operations.

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

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


2.   Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

in a current transaction between willing parties. The Partnership's accounts receivable and note receivable, deposits, accounts payable and accrued expenses, interest payable and variable rate mortgage loan payable are carried at cost, which approximates fair value.

The fair value of the Partnership's fixed rate long term borrowings are estimated using discounted cash flow analyses, based on current borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value of the Partnership's fixed rate long term debt at December 31, 1999 is approximately $31,946,010 and $30,976,200, respectively.

Recently Issued Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998. The statement requires all derivatives to be recognized on the balance sheet at fair value. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. Management of the Partnership does not anticipate that the new statement will have a significant effect on the financial statements of the Partnership.

Use of Estimates

The general partners have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Reclassifications

Certain 1998 and 1997 amounts have been reclassified to conform with the current year presentation.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


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

The Partnership Agreement further provides that net income shall be allocated to each calendar month of the year, and shall be apportioned on a monthly basis to the holders of interests, in the ratio in which the number of interests owned by each limited partner or unitholder on the first day of the month bears to the total number of interests owned by the limited partners and unitholders as of that date.

4.   Investments in Real Estate

Monterey Park Building

On July 10, 1986, the Partnership purchased the Monterey Park Building (formerly the American Color Building), an office building located at 2630 Corporate Place, Monterey Park, California, and the 90,000 square feet of underlying land. The property contains approximately 20,250 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $4,182,000.

The building was fully leased to GE through October 21, 1995. In October 1995, GE renewed its lease with respect to 52% of the rentable area of the building for a term which was due to expire in October 2000. During 1998, the Partnership earned a lease cancellation fee of approximately $105,000 as GE terminated its lease prior to the end of its lease term. The remaining 48% of the building was leased to American Color

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4.   Investments in Real Estate (continued)

Monterey Park Building (continued)

Graphics, Inc. for a term which was due to expire in July 2002. During 1999, American Color Graphics vacated the property and paid a lease cancellation fee of approximately $140,000. At December 31, 1999, the building was approximately 45% leased to one tenant under a lease which expires in November 2000.

The Directory Building

On October 27, 1986, the Partnership purchased the Directory Building (formerly the IBM building), an office building located in Las Colinas, Texas, and the
6.67 acres of underlying land. The property contains approximately 152,100 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $24,580,000.

As of December 31, 1999, the building was 100% leased to GTE Directories Corporation for a term which expires on September 30, 2000. Rent from the tenant represented 16%, 14%, and 16% of the Partnership's total rental revenue in 1999, 1998, and 1997, respectively.

Tumi Building

On December 30, 1986, the Partnership purchased the Tumi Building (formerly the Austin Place Building), an office building located in South Plainfield, New Jersey, and the five acres of underlying land. The property contains approximately 106,600 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $16,473,000.

As of December 31, 1999, the building was approximately 60% leased to various tenants under leases with remaining terms ranging from six to fourteen years.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4.   Investments in Real Estate (continued)

Tumi Building (continued)

In March 1999, Gdynia America Line, Inc. ("Gdynia"), a tenant who had occupied approximately 20% of the Tumi Building, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The lease was rejected in bankruptcy proceedings and the Partnership is currently pursuing amounts from Polish Ocean Lines, a Polish corporation owned by the Polish government, who is jointly and severally obligated under Gdynia's lease. During 1999, the Partnership wrote off deferred rent and other receivables from Gdynia of approximately $718,000.

During 1998 two tenants, The Austin Company and PNC Mortgage, paid lease cancellation fees of approximately $3,337,000 and $397,000, respectively, to terminate their leases prior to the end of their lease terms. Rent from The Austin Company represented 10% of the Partnership's total rental revenue in 1997.

James River Building

On October 16, 1987, the Partnership purchased the James River Building (formerly the Crown Zellerbach building) located in Woodland, California (a suburb of Sacramento), and the 21 acres of underlying land. The building contains approximately 570,000 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of $14,551,456. The building was net leased to James River Corporation of Nevada, Inc. for a term which expires in January, 2002. On February 28, 1997, the land and building were sold to an unrelated party for $12,875,000.

Flatiron Building

On January 5, 1988, the Partnership purchased the Flatiron Building (formerly the Cadnetix Building) located in Boulder, Colorado, and the five acres of underlying land. The building contains approximately 96,000 square feet of net rentable area.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4.   Investments in Real Estate (continued)

Flatiron Building (continued)

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $9,003,000.

As of December 31, 1999, the building was 100% leased to various tenants under leases with remaining terms ranging from one to four years.

Marathon Oil Building

On March 21, 1988, the Partnership purchased the Marathon Oil Building (formerly the Tenneco Oil Building) located in Oklahoma City, Oklahoma, and the 6.1 acres of underlying land. The building contains approximately 90,925 net rentable square feet plus a 10,016 square foot basement.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $10,736,000.

As of December 31, 1999, the building was approximately 93% leased to various tenants under leases with original terms of five years. The Marathon Oil Company leases approximately 62,600 square feet of space pursuant to a five-year lease which expires in February, 2001. A former affiliate of Marathon leases approximately 24,700 square feet of space pursuant to a lease which expires in February, 2001. Approximately 5,600 square feet of the remaining space is leased to another tenant for a remaining term of two years.

475 Fifth Avenue

On December 6, 1996 the Partnership purchased an office building and the underlying land located at 475 Fifth Avenue, New York, New York (the "New York Building"). The building contains approximately 240,000 net rentable square feet.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $27,440,000.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4.   Investments in Real Estate (continued)

475 Fifth Avenue (continued)

As of December 31, 1999, the building was approximately 96% leased to various tenants under operating leases with remaining terms ranging from one to ten years.

During 1999 and 1998, the Partnership earned lease cancellation fees of approximately $190,000 and $197,000, respectively, from tenants who terminated their leases prior to the end of their lease terms.

Alamo Towers

On March 17, 1997, the Partnership purchased an office building and the underlying land located in San Antonio, Texas, for a purchase price, including capitalized closing and related costs, of approximately $12,002,000. The building contains approximately 196,000 net rentable square feet.

As of December 31, 1999, the building was approximately 78% leased to various tenants under operating leases with remaining terms ranging from one to five years.

During  1998,  the  Partnership   earned  lease  cancellation  fees  aggregating
approximately $131,000 from several tenants who terminated leases prior to the end of their respective lease terms.

5.   Leases

Minimum future rentals from tenants under noncancellable operating leases as of December 31, 1999 are approximately as follows:

         2000                        $11,491,000
         2001                          8,296,000
         2002                          7,367,000
         2003                          6,891,000
         2004                          5,998,000
         Thereafter                   15,900,000
                                     ------------
         Total                       $55,943,000
                                     ============

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

5.   Leases (continued)

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 1999, 1998 and 1997, escalation charges amounting to approximately $2,034,000, $2,152,000 and $2,735,000, respectively, have been included in rental income.

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

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 1999, 1998 and 1997:

                                       1999         1998         1997
                                   ------------------------------------
     Partnership management fees   $  250,908   $  254,544   $  257,664
     Property management fees         848,798    1,103,127      750,588
     Administrative expenses           55,000       55,000       60,372

There were no leasing commissions billed by the general partner in 1999, 1998 and 1997.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

7.   Loans Payable

On September 26, 1996, the Partnership entered into a $24,000,000 senior secured revolving credit facility (the "Mortgage"). The purpose of the Mortgage was to refinance the existing $7,800,000 secured revolving line of credit, to provide working capital for tenant improvements and leasing commissions with respect to the properties owned by the Partnership, and to provide funds for the acquisition of additional properties. On December 6, 1996, the Partnership amended the Mortgage, increasing the principal amount to $44,000,000. On September 25, 1998, the Partnership further amended the Mortgage to increase its existing line of credit by $5,000,000.

The terms of the Mortgage, as amended, provide for a term of four years and provided for maximum gross borrowings of $49,000,000. On August 9, 1999, the Partnership divided the Mortgage into two notes. One note, in the amount of $22,594,880, was secured by the New York Building, and the second note in the amount of $26,405,120 is secured by the six other properties owned by the Partnership. The loan secured by the New York Building was repaid in 1999. As a result of the Mortgage borrowing capacity reduction, approximately $251,000 of unamortized loan fees were written off during 1999.

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

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


7.   Loans Payable (continued)

The Partnership has calculated that its cash distributions for the twelve months ended December 31, 1999 exceeded the limit imposed by the Mortgage agreement by approximately $173,000. The Partnership has informed the lender that it will increase to $10,000,000 the amortization payment it will make on the Mortgage upon the sale of one of its buildings. The Partnership has further informed the lender that if such amortization payment is not made on or before June 30, 2000, the Partnership, until it makes this $10,000,000 payment, will (i) limit quarterly distributions to the current level of $.30 per Unit and (ii) increase its liquid net worth requirement imposed by the lender by the amount of the excess cash distributed during 1999.

At December 31, 1999, $23,593,278 was outstanding under the Mortgage at an interest rate of approximately 8.16% based on (ii) above.

In connection with obtaining the Mortgage, the Partnership incurred fees and expenses of $1,756,776, which have been capitalized and are being amortized over the term of the loan agreement.

On August 9, 1999, the Partnership obtained a $32,000,000 fixed rate mortgage (the "New York Loan"). The loan is secured by the New York Building, matures on September 1, 2009, and bears interest on the outstanding balance, payable monthly, at a fixed rate of 8.27%. The terms of the note require monthly principal and interest payments of $240,855. Approximately $23,381,000 of the loan proceeds was used to repay the note secured by the New York Building. In connection with the New York Loan, the Partnership incurred fees aggregating approximately $834,000. These fees have been deferred and are being amortized over the term of the New York Loan. As of December 31, 1999, the outstanding balance of the loan was $31,946,010. The New York Loan may not be prepaid prior to September 2, 2002. Thereafter, the New York Loan can be prepaid in full and not in part, subject to a prepayment penalty. Pursuant to the New York Loan agreement, the Partnership had $2,866,682 on deposit at December 31, 1999 in restricted funds for capital improvements, repairs and replacements, and real estate taxes.

Minimum future principal payments pursuant to the Partnership's loan agreements as of December 31, 1999 are as follows:

         2000                       $23,820,449
         2001                           240,314
         2002                           261,256
         2003                           284,024
         2004                           301,159
         Thereafter                  30,632,086
                                    ------------
         Total                      $55,539,288
                                    ============

8.   Supplemental Disclosure of Cash Flow Information

                                                             1999           1998          1997
                                                        ------------------------------------------
         Cash paid during the year for interest         $  3,653,401   $  3,289,728    $ 3,154,925
                                                        ==========================================

9.   Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the "Plan") in accordance with Section 401(K) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions. For the periods ended December 31, 1999, 1998, and 1997, the Partnership had not made any contributions to the Plan.

10.  Earnings per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 2,983,531, 2,986,460 and 3,022,492 weighted average limited partnership units outstanding in 1999, 1998 and 1997, respectively.

For the three years ended December 31, 1999, there were no partnership unit equivalents and, in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 1999, were computed based on the weighted average limited partnership units outstanding.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 1999


                                                                              Costs
                                                                           Capitalized
                                                                           Subsequent to        Gross Amount at Which
                                               Initial Cost (B)            Acquisition          Carried at Close of Period
                                               ---------------------------------------------------------------------------

                              Encumbrances                Building and    Building and                 Building and       Total
     Description                  (A)           Land      Improvements    Improvements      Land       Improvements        (C)
------------------------------------------------------------------------------------------------------------------------------------
     Office Building
       Monterey Park, CA    $    747,080   $  1,762,126   $  2,459,141   $    178,678   $  1,762,126   $  2,637,819   $  4,399,945
     Office Building
       Las Colinas, TX         6,988,816      4,925,745     19,702,979      2,819,061      4,925,745     22,522,040     27,447,785
     Office Building
       So. Plainfield, NJ      4,145,090      3,147,912     13,378,294      3,001,499      3,147,912     16,379,793     19,527,705
     Office Building
       San Antonio, TX         5,783,848      2,408,000      9,636,883        891,328      2,408,000     10,528,211     12,936,211
     Office Building
       Boulder, CO             4,289,687      1,080,369      7,922,716        301,342      1,080,369      8,224,058      9,304,427
     Office Building
       Oklahoma City, OK       1,638,757      1,063,694      9,713,348        440,750      1,063,694     10,154,098     11,217,792
     Office Building
       New York, NY           31,946,010      5,488,000     21,951,998      5,911,629      5,488,000     27,863,627     33,351,627
                            --------------------------------------------------------------------------------------------------------
                            $ 55,539,288   $ 19,875,846   $ 84,765,359   $ 13,544,287   $ 19,875,846   $ 98,309,646   $118,185,492
                            ========================================================================================================






                            Accumulated                                            Life on Which
                            Depreciation        Date of                            Depreciation
     Description               (D)            Construction        Date Acquired Is   Computed
-----------------------------------------------------------------------------------------------
     Office Building
       Monterey Park, CA    $   889,018          1985              July, 1986      5 to 40 years
     Office Building
       Las Colinas, TX        8,809,607          1982              October, 1986   5 to 40 years
     Office Building
       So. Plainfield, NJ     5,678,324          1986              December, 1986  5 to 40 years
     Office Building
       San Antonio, TX          800,257         1975/1980          March, 1997     5 to 40 years
     Office Building
       Boulder, CO            2,435,060          1987              January, 1988   5 to 40 years
     Office Building
       Oklahoma City, OK      3,140,210          1986              March, 1988     5 to 40 years
     Office Building
       New York, NY           2,609,495          1925              December, 1996  5 to 40 years
                           ------------
                            $24,361,971
                           ============

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 1999


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

(C)  Reconciliation Summary of Transactions - Real Estate Owned

                                                            Year Ended December 31,
                                                    1999                1998              1997
                                              -----------------------------------------------------
     Balance at beginning of year             $    115,495,174     $ 112,116,734     $  112,971,546
     Net additions during the year                   3,450,996         3,606,069         13,753,264
     Cost of real estate sold                               --                --        (11,563,422)
     Write off fully depreciated assets               (760,678)         (227,629)        (3,044,654)
                                              -----------------------------------------------------
     Balance at close of year                 $    118,185,492     $ 115,495,174     $  112,116,734
                                              =====================================================

The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 1999 was approximately $119,173,800.

(D)  Reconciliation Summary of Transactions - Accumulated Depreciation

                                                             Year Ended December 31,
                                                   1999             1998              1997
                                              ------------------------------------------------------
     Balance at beginning of year              $21,669,758       $18,592,878        $18,553,069
     Depreciation charged to expense             3,452,891         3,304,509          3,084,463
     Write-off of fully depreciated assets        (760,678)         (227,629)        (3,044,654)
                                              ---------------------------------------------------
     Balance at close of year                  $24,361,971       $21,669,758        $18,592,878
                                              ===================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

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

     The directors and executive officers of the Corporate General Partner are as follows:

                                                                      Officer/
                                                                      Director
          Name                  Age         Position                  Since
          ----                  ---         --------                  -----

     Robert F. Gossett, Jr.     56          President, Treasurer
                                            and Director              1994

     Pauline G. Gossett         56          Secretary                 1994

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

         Registrant  employs  the  following   employees  who  make  significant
contributions to the business of Registrant:

                                                                     Employee
         Name                    Age         Position                Since
         ----                    ---         --------                -----

         James N. Walsh          46          Property Manager        1997
         Wallis J. Hoskins       46          Property Manager        1993
         Veronica Rios           35          Property Manager        1999
         Madeline Matlak         34          Fund Administrator      1994

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

     Veronica Rios is the Property Manager for Alamo Towers. Ms. Rios has been designated a Real Property Administrator (RPA) by the Building Owners and Managers Association. From 1995 to 1999, she was a property manager for three office buildings owned by Mission City Properties in San Antonio. Ms. Rios was a property manager from 1993 to 1995 for several office, office/warehouse, and rental properties owned by the Bonner Group in San Antonio. Prior thereto, from 1989 to 1993, she was employed in various office, accounting, and property management capacities by Commercial Real Estate Associates in San Antonio.

     Madeline Matlak is the Fund Administrator of the Registrant. Mrs. Matlak was formerly employed as a Fund Administrator in the Direct Investment Department of Smith Barney, Inc. (1989 through 1994).

     Based solely upon its review of copies of Forms 3, 4, and 5 received by it during 1999, and written representations from reporting persons that no other Forms 5 were required for such persons for 1999, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 1999 and prior years were complied with on a timely basis except as previously reported.

Item 11. Executive Compensation

     Registrant is not required to and did not pay remuneration to the officers and directors of the Corporate General Partner. However, the General Partners and/or their affiliates receive compensation for services performed for Registrant.

                                     Summary Compensation Table

                                             Share of
                                          Adjusted Cash         Management           Leasing             Expense
                              Year        From Operations          Fees             Commissions        Reimbursement
                              ----        ---------------          ----             -----------        -------------

Corporate General
Partner                       1999           $28,822             $879,765               $ -0-              $44,000

Individual General
Partner                       1999            $7,205             $219,941               $ -0-              $11,000

Corporate General
Partner                       1998           $29,005           $1,086,137               $ -0-              $44,000

Individual General
Partner                       1998            $7,251             $271,534               $ -0-              $11,000

Corporate General
Partner                       1997           $29,419             $806,602               $ -0-              $48,298

Individual General
Partner                       1997            $7,355             $201,650               $ -0-              $12,074


See Item 13 - "Certain Relationships and Related Transactions" for a discussion of the above compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of March 28, 2000 as to persons known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

    Name and Address                          Amount and           Percent
           Of                                 Nature of               Of
    Beneficial Owner                     Beneficial Ownership       Class
    ----------------                     --------------------       -----

Vance, Teel & Company, Ltd.(1)
406 E. 85th Street                             203,347               6.8%
New York, New York 10028

----------
(1) Each of Robert F. Gossett, Jr., the Individual General Partner and the President of the Corporate General Partner, and Pauline G. Gossett, the Secretary of the Corporate General Partner, own a 25% proportionate interest in Vance, Teel & Company, Ltd.

     The following table sets forth information as of March 28, 2000 with respect to the beneficial ownership of Units of Registrant by (i) each of the General Partners, (ii) each of the directors and executive officers of the Corporate General Partner, and (iii) all General Partners and executive officers and directors of the Corporate General Partner, as a group.

                                      Amount and
   Name of                            Nature of
   Beneficial                         Beneficial               Percent
   Owner                              Ownership                of Class
   -----                              ---------                --------

   1345 Realty Corporation(1)            -0-                        0%

   Robert F. Gossett, Jr.(2)            51,036.75                  1.7%

   Pauline G. Gossett(3)                51,036.75                  1.7%

   All General Partners and
   Directors and Executive
   Officers as a group
   (3 persons)                        102,073.50                  3.4%

     Robert F. Gossett, Jr., the Individual General Partner and an officer and director of the Corporate General Partner, and Pauline G. Gossett, an officer of the Corporate General Partner, own all of the outstanding capital stock of the Corporate General Partner.

Item 13. Certain Relationships and Related Transactions

     Registrant has and will continue to have certain relationships with the General Partners and their affiliates as discussed below.

     The General Partners received $36,027 ($28,822 to the Corporate General Partner and $7,205 to the Individual General Partner) as their allocable share (1%) of adjusted cash from operations with respect to the year ended December 31, 1999. For the year ended December 31, 1999, $28,281 (1%) of Registrant's net loss was allocated to the General Partners ($22,625 to the Corporate General Partner and $5,656 to the Individual General Partner).

     The General Partners or their affiliates are also entitled to receive: a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from operations less the asset management fee; an asset management fee for managing Registrant's funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property
--------
1    1345 Realty Corporation is the Corporate General Partner.
2 Mr. Gossett is the Individual General Partner and the President of the Corporate General Partner. Consists of Mr. Gossett's 25% proportionate interest in Vance, Teel & Company, Ltd. He disclaims beneficial ownership of the remaining 75% proportionate interest owned by his wife, Pauline Gossett, and his two adult children.
3 Ms. Gossett is the Secretary of the Corporate General Partner. Consists of Ms. Gossett's 25% proportionate interest in Vance, Teel & Company, Ltd. She disclaims beneficial ownership of the remaining 75% proportionate interest owned by her husband, Robert F. Gossett, Jr., and her two adult children.

management services for Registrant's properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases. During the year ended December 31, 1999, the General Partners earned and were paid an aggregate of $1,099,706 of such management fees ($879,765 to the Corporate General Partner and $219,941 to the Individual General Partner). At December 31, 1999, $63,534 of such fees had not been paid.

     The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at a rate equal to 3% of the gross revenue for the first five years of each lease signed where the General Partners performed such leasing services. During the year ended December 31, 1999, no such fees were paid to the General Partners.

     During the year ended December 31, 1999, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant's operations aggregating $55,000 ($44,000 to the Corporate General Partner and $11,000 to the Individual General Partner).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

               (a)(1),(2)   See page F-2.
                                                                   Sequential
                                                                     Page
                                                                     Number
                                                                     ------

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


----------

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

                    (k)     First Amendment to Deed of Trust
                            dated December __, 1996, made by
                            Registrant  with  respect to the
                            American Color Building.(2)

                    (l)     Deed  of  Trust,  Assignment  of
                            Rents,  Security  Agreement  and
                            Fixture  Filing dated  September
                            26,  1996,  made  by  Registrant


----------
(1) Incorporated by reference to Exhibits 10(y), (z), and (aa) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Incorporated by reference to Exhibits 10(i),  (j), (k), (l), (m), (n), (o),
     (p), (q), (r), (t), (u), (v), (w) and (cc) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                            with  respect  to  the  Flatiron
                            Building.(2)

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

                    (p)     Mortgage,  Assignment  of Leases
                            and  Rents,  Security  Agreement
                            and   Fixture    Filing    dated
                            September  26,  1996,   made  by
                            Registrant  with  respect to the
                            Marathon Oil Building.(2)

                    (q)     First   Amendment   to  Mortgage
                            dated December __, 1996, made by
                            Registrant  with  respect to the
                            Marathon Oil Building.(2)

                    (r)     Deed  of  Trust,  Assignment  of
                            Rents,  Security  Agreement  and
                            Fixture  Filing dated  September
                            26,  1996,  made  by  Registrant
                            with  respect  to the  Directory
                            Building.(2)

                    (s)     First Amendment to Deed of Trust
                            dated December __, 1996, made by
                            Registrant  with  respect to the
                            Directory Building.(2)

----------
(2)  Incorporated by reference to Exhibits 10(i),  (j), (k), (l), (m), (n), (o),
     (p), (q), (r), (t), (u), (v), (w) and (cc) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                    (t)     Second    Amendment    of   Loan
                            Agreement  dated  March 17, 1997
                            among Fleet Bank, First American
                            Bank Texas SSB, and Registrant.(2)

                    (u)     Third    Amendment    of    Loan
                            Agreement  and Second  Amendment
                            of Note among Fleet Bank,  First
                            American  Bank  Texas  SSB,  and
                            Registrant.(3)

                    (v)     Splitter  Agreement  dated as of
                            August  9,  1999  between  Fleet
                            Bank and Registrant.

                    (w)     Demand Note dated August 9, 1999
                            made by Registrant.

                    (x)     Assignment of Mortgages and Note
                            dated as of  August 9, 1999 made
                            by  Registrant  with  respect to
                            475 Fifth Avenue.

                    (y)     Consolidated     and    Restated
                            Promissory  Note dated August 9,
                            1999  made by 475  Fifth  Avenue
                            Limited Partnership.

                    (z)     Mortgage          Consolidation,
                            Assignment  of  Rents,  Security
                            Agreement  and  Fixture   Filing
                            made as of August 9, 1999 by 475
                            Fifth Avenue Limited Partnership
                            to and for the benefit of Heller
                            Financial, Inc.


(3) Incorporated by reference to Exhibits 10(v), to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                    (aa)    Letter Agreement dated August 9,
                            1999 made by Robert F.  Gossett,
                            Jr.  to and for the  benefit  of
                            Heller.

                    (bb)    Manager's             Agreement,
                            Subordination   and  Consent  to
                            Assignment dated as of August 9,
                            1999 made by  Registrant  to and
                            for the benefit of Heller.

                    (cc)    Hazardous              Substance
                            Indemnification  Agreement dated
                            as of August 9, 1999 made by 475
                            Fifth Avenue Limited Partnership
                            and  Robert F.  Gossett,  Jr. to
                            and for the benefit of Heller.


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



                                            CORPORATE REALTY INCOME FUND I, L.P.
                                                      (Registrant)

                                            By: 1345 REALTY CORPORATION
                                                as Corporate General Partner



Dated: April 13, 2000                       By: /s/ Robert F. Gossett, Jr.
                                                --------------------------------
                                                ROBERT F. GOSSETT, JR.,
                                                President



Dated: April 13, 2000                       By: /s/ Robert F. Gossett, Jr.
                                                --------------------------------
                                                ROBERT F. GOSSETT, JR.
                                                Individual General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.


                                              1345 REALTY CORPORATION


Dated: April 13, 2000                     By: /s/ Robert F. Gossett, Jr.
                                              ----------------------------------

                                              Robert F. Gossett, Jr.
                                              President, Director



Dated: April 13, 2000                    By:  /s/ Pauline G. Gossett
                                              ----------------------------------
                                              Pauline G. Gossett
                                              Secretary