Form 10-Q
period 2000-03-31
CORPORATE REALTY INCOME FUND I L P
filed 2000-05-15
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________


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


                                     1 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES


                                      Index


                                                                        Page No.
                                                                        --------

Part I   Financial information                                              3

Item 1   Financial Statements                                               3

         Balance Sheets --
         March 31, 2000 and December 31, 1999                               4

         Statements of Operations --
         For the three months ended March 31, 2000 and 1999                 5

         Statements of Cash Flows --
         For the three months ended March 31, 2000 and 1999                 6

         Notes to the Financial Statements                                  7

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9

Item 3   Quantitative and Qualitative Disclosures about Market Risk        11

Part II  Other information                                                 12

Item 6   Exhibits and Reports on Form 8-K                                  12

         Signatures                                                        13



                                     2 of 14

                          Part I. Financial Information


Item 1. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.



                                     3 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                                                      March 31,       December 31,
                                                                        2000              1999
                                                                    -------------    -------------
                                                                     (Unaudited)
ASSETS

Real estate, at cost:
         Land                                                       $  19,875,846    $  19,875,846
         Buildings and improvements                                    98,410,292       98,067,344
         Equipment and furniture                                          242,302          242,302
                                                                    -------------    -------------
                                                                      118,528,440      118,185,492
         Less accumulated depreciation                                (25,248,986)     (24,361,971)
                                                                    -------------    -------------
                                                                       93,279,454       93,823,521
Cash and cash equivalents at cost,
         which approximate market value                                 2,025,196        3,322,319
Accounts receivable                                                       521,729          578,480
Notes receivable, net of unamortized discount of
         $29,055 in 2000 and $32,464 in 1999                              221,210          244,643
Step rent receivables                                                   2,573,063        2,479,583
Deferred financing costs, net of accumulated amortization
         of $1,705,882 in 2000 and $1,625,303 in 1999                     884,913          965,492
Lease commissions and legal fees, net of accumulated amortization
         of $1,708,647 in 2000 and $1,583,597 in 1999                   2,043,362        2,168,412
Escrow deposits                                                         3,135,315        2,866,682
Deposits and other assets                                                 454,386          806,575
                                                                    -------------    -------------

         Total assets                                               $ 105,138,628    $ 107,255,707
                                                                    =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                               $  55,324,553    $  55,539,288
Accounts payable and accrued expenses                                   2,138,978        2,599,574
Due to general partner                                                         --           63,534
Other liabilities                                                       1,159,028        1,031,820
                                                                    -------------    -------------
         Total liabilities                                             58,622,559       59,234,216
                                                                    -------------    -------------

Partners' Capital:
         General partners:
         Capital contributions                                              1,000            1,000
         Net income                                                       360,942          366,955
         Cash distributions                                              (612,268)        (603,227)
                                                                    -------------    -------------
                                                                         (250,326)        (235,272)
                                                                    -------------    -------------
         Limited partners: ($25 per unit; 4,000,000 units
         authorized, 2,983,531 issued and
         outstanding in 2000 and 1999)
         Capital contributions, net of offering costs                  71,724,856       71,724,856
         Net income                                                    35,733,109       36,328,418
         Cash distributions                                           (60,691,570)     (59,796,511)
                                                                    -------------    -------------
                                                                       46,766,395       48,256,763
                                                                    -------------    -------------
         Total partners' capital                                       46,516,069       48,021,491
                                                                    -------------    -------------

         Total liabilities and partners' capital                    $ 105,138,628    $ 107,255,707
                                                                    =============    =============

                 See accompanying notes to financial statements.


                                     4 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2000 and 1999
                                   (Unaudited)


                                                            2000           1999
                                                        -----------    -----------
Income:
         Rental                                         $ 3,929,360    $ 3,491,090
         Lease Cancellation                                  32,218             --
         Interest and other income                           61,683        263,489
                                                        -----------    -----------
                                                          4,023,261      3,754,579
                                                        -----------    -----------

Expenses:
         Interest                                         1,140,917        832,019
         Depreciation                                       887,015        790,860
         Amortization                                       205,629        256,632
         Property operating                               1,962,303      1,773,782
         Management fees                                    272,098        264,364
         General and administrative                         156,621        143,984
                                                        -----------    -----------
                                                          4,624,583      4,061,641
                                                        -----------    -----------

Net loss                                                $  (601,322)   $  (307,062)
                                                        ===========    ===========

Net loss allocated:
         To the general partners                        $    (6,013)   $    (3,071)
         To the limited partners                           (595,309)      (303,991)
                                                        -----------    -----------

                                                        $  (601,322)   $  (307,062)
                                                        ===========    ===========

Net loss per unit of limited partnership interest       $     (0.20)   $     (0.10)
                                                        ===========    ===========

Distribution per unit of limited partnership interest   $      0.30    $      0.30
                                                        ===========    ===========


                 See accompanying notes to financial statements.


                                     5 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2000 and 1999
                           Increase/(Decrease) in Cash
                                   (Unaudited)



                                                         2000           1999
                                                     -----------    -----------

Cash flows from operating activities:
    Net loss                                         $  (601,322)   $  (307,062)
                                                     -----------    -----------

    Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                    1,092,644      1,047,492
      Changes in operating assets and liabilities:
      Decrease (increase) in:
         Accounts receivable                              56,751        469,302
         Due from partners                                    --        (11,129)
         Note receivable                                  23,433         36,333
         Step rent receivables                           (93,480)       (87,010)
         Lease commissions and legal fees                     --        (44,840)
         Escrow deposits                                (268,633)            --
         Other assets                                    352,189       (165,518)
      Increase (decrease) in:
         Accounts payable and accrued expenses          (460,596)      (373,250)
         Other liabilities                               127,208       (287,582)
                                                     -----------    -----------
         Total adjustments                               829,516        583,798
                                                     -----------    -----------
Net cash provided by operating activities                228,194        276,736
                                                     -----------    -----------

Cash flows from investing activities:
      Additions to real estate                          (342,948)      (422,951)
                                                     -----------    -----------
Cash used in investing activities                       (342,948)      (422,951)
                                                     -----------    -----------

Cash flows from financing activities:
      Due to partners                                    (63,534)            --
      Mortgage payments                                 (214,735)    (2,286,000)
      Cash distributions to partners                    (904,100)      (904,223)
                                                     -----------    -----------
Cash used in financing activities                     (1,182,369)    (3,190,223)
                                                     -----------    -----------

Net decrease in cash and cash equivalents             (1,297,123)    (3,336,438)
Cash and cash equivalents at beginning of period       3,322,319      4,115,435
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,025,196    $   778,997
                                                     ===========    ===========



                 See accompanying notes to financial statements.


                                     6 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31,2000
                                   (Unaudited)

1.   General

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1999.

     In August 1999, the Partnership established two wholly-owned subsidiaries namely, 475 Fifth Avenue L.P. and 475 Fifth - GP, Inc. 475 Fifth Avenue L.P., the interest of which is 99% owned by Registrant and 1% owned by 475 Fifth - GP, Inc. (The General Partner), acquired ownership of the New York building and related operations.

     The  consolidated   financial   statements  include  the  accounts  of  the
Partnership and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

2.   Rental Income

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income billed to rental income recognized.

                                             Three Months Ended
                                          -----------------------
                                             2000         1999
                                          ----------   ----------

     Rental income billed                 $3,835,880   $3,404,080
     Step rent receivables                    93,480       87,010
                                          ----------   ----------
     Rental income recognized             $3,929,360   $3,491,090
                                          ==========   ==========


                                     7 of 14

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

3.   Leases

     Minimum future rentals under noncancellable operating leases as of March 31, 2000 are approximately as follows:

     Year ending December 31
     -----------------------

           2000                         $ 8,915,000
           2001                          11,414,000
           2002                          10,485,000
           2003                           9,230,000
           2004                           5,998,000
           Thereafter                    15,900,000
                                        -----------
               Total                    $61,942,000
                                        ===========


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months ended March 31, 2000 and 1999, escalation charges amounted to $521,042 and $474,886, respectively.


4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three months ended March 31, 2000 are:

                                                        Three
                                                        Months
                                                       --------
     Partnership management fees                       $ 63,287
     Property management fees                           208,811


5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the three months ended March 31, 2000 and 1999 amounted to $1,147,789 and $832,019, respectively.


                                     8 of 14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At March 31, 2000, Registrant had cash and receivables of approximately $2,547,000 as contrasted to accounts payable and accrued expenses of approximately $2,139,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant would need to refinance its line-of-credit loan (the "Fleet Loan") and/or sell assets.

     During the quarter ended March 31, 2000, Registrant funded approximately $343,000 of building and tenant improvements in New York and San Antonio. Registrant continues to invest capital in improving its properties with the goal of increasing revenues from real estate operations and realizing appreciation in property values. Registrant will continue to need capital to fund additional tenant improvements as tenancies turn over at its properties.

     In August 1999, Registrant's subsidiary acquired ownership of the New York property and obtained a $32,000,000 fixed rate mortgage loan (the "475 Loan") secured by that property. The proceeds of the 475 Loan were used to pay down approximately $23,381,000 of the Fleet Loan, to fund capital improvements and leasing costs at 475 Fifth Avenue, and to augment working capital.

     The 475 Loan and the Fleet Loan have provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The cost of Registrant's financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised.

     The Fleet Loan matures on September 24, 2000. Registrant anticipates satisfying the Fleet Loan out of the proceeds of a refinancing and/or a sale of assets. In April 2000, Registrant signed a non-binding letter of intent to sell its Boulder, Colorado building for $13,100,000 in cash. The sale, which is subject to execution of a binding contract and the buyer's due diligence, is expected to occur in June 2000. Registrant intends to use $10,000,000 of the net proceeds to pay down the Fleet Loan and the balance to augment working capital.

     Cash distribution to Unitholders during the three months ended March 31,2000 aggregated $895,059 or $0.30 per Unit. Registrant intends to maintain this level of distribution through 2000 and, if possible, thereafter. However, distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan to 90% of cash from operations plus depreciation and amortization.

Results of Operations

Three Months Ended March 31, 2000 versus 1999

     Rental income in 2000 increased by 12.6% from 1999 as a result of the expiration of certain rent abatements in New York and escalations in rental rates at the New York, New Jersey and Colorado buildings. Other income in 2000 decreased by 76.6% from 1999 due to the receipt during the prior period of a property tax refund for the New York building.

     Interest expense increased by 37.1% because of larger loan balances (only a portion of the proceeds of the 475 Loan was used to pay down the Fleet Loan) and higher interest rates. Depreciation increased by 12.2% in 2000 from 1999 primarily because of additional capital improvements made by Registrant at 475 Fifth Avenue, the Tumi Building, and Alamo Towers. Amortization decreased by 19.9% because of the write-off during 1999 of leasing commissions pertaining to tenants that terminated their leases prior to the end of the lease term at the TUMI, 475 Fifth Avenue, and Monterey Park buildings. The 10.6% increase in property operating costs from 1999 to 2000 reflects increased real estate taxes at the San Antonio and Las Colinas, Texas buildings, certain non-recurring repairs made to the various buildings and utilities and other operating costs associated with increased occupancy at certain properties. Management fees increased by 2.9% from 1999 to 2000 due to increased rental income. General and administrative expenses increased by 8.8% in 2000 primarily because of costs related to changing Registrant's transfer agent.


                                     9 of 14

     Operations during the three months ended March 31, 2000, therefore, resulted in a net loss of $601,322 as compared to a net loss of $307,062 in 1999, an increase of 95.8 %. After adjusting for non-cash items (depreciation and amortization), operations generated cash flows of approximately $491,322 in the first quarter of 2000 and $740,430 in 1999 (a 33.6% decrease). This decrease in net cash provided by operating activities is largely attributable to the increased interest expense and the reduction in other income because of the one-time property tax refund for the New York building in 1999.



                                    10 of 14

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of March 31, 2000, Registrant had approximately $23,434,000 of outstanding debt subject to variable rates (approximately 42% of outstanding debt) and approximately $31,891,000 of fixed rate indebtedness (approximately 58% of outstanding debt). The average interest rate on Registrant's debt decreased from 8.22% at December 31, 1999 to 8.12% at March 31, 2000. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

     A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $234,000, based upon the balances outstanding on variable rate instruments at March 31, 2000.


                                    11 of 14

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K


(a)  27. Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.



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



                                        CORPORATE REALTY INCOME FUND I, L.P.
                                             (Registrant)

                                        By: 1345 REALTY CORPORATION
                                        AS CORPORATE GENERAL PARTNER

Date: May 15, 2000                      By: Robert F. Gossett, Jr.
                                            ----------------------
                                             President



Date:  May 15, 2000                     By: Pauline G. Gossett
                                            ----------------------
                                             Secretary


                                    13 of 14