Form 10-Q
period 2000-06-30
CORPORATE REALTY INCOME FUND I L P
filed 2000-08-18
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________  to ______________________


                                                  Commission file number 0-15796


                      Corporate Realty Income Fund I, L.P.
             (Exact name of registrant as specified in its charter


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

Yes [X] No [_]


                                    1 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES


                                      Index


                                                                        Page No.

Part I     Financial information                                           3

Item 1     Financial Statements                                            3

           Consolidated Balance Sheets --
           June 30, 2000 and December 31, 1999                             4

           Consolidated Statements of Operations --
           For the three months ended June 30, 2000 and 1999               5

           Consolidated Statements of Operations --
           For the six months ended June 30, 2000 and 1999                 6

           Consolidated Statements of Cash Flows --
           For the six months ended June 30, 2000 and 1999                 7

           Notes to Consolidated  Financial Statements                     8

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  10

Item 3     Quantitative and Qualitative Disclosures about Market Risk     12

Part II    Other information                                              13

Item 6     Exhibits and Reports on Form 8-K                               13

           Signatures                                                     14


                                    2 of 15

                          Part I. Financial Information


Item 1.   Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                    3 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999


                                                                         June 30,              December 31,
                                                                          2000                     1999
                                                                      -------------           -------------
                                                                       (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                          $  18,795,477           $  19,875,846
        Buildings and improvements                                       91,237,747              98,067,344
        Equipment and furniture                                             242,302                 242,302
                                                                      -------------           -------------
                                                                        110,275,526             118,185,492
        Less accumulated depreciation                                   (23,574,890)            (24,361,971)
                                                                      -------------           -------------
                                                                         86,700,636              93,823,521
Cash and cash equivalents at cost,
        which approximates market value                                   2,128,371               3,322,319
Accounts receivable                                                         469,309                 578,480
Due to general partner                                                       19,560                       0
Notes receivable, net of unamortized discount of
        $26,024 in 2000 and $32,464 in 1999                                 206,287                 244,643
Step rent receivables                                                     2,328,601               2,479,583
Deferred financing costs, net of accumulated amortization
        of $1,803,582 in 2000 and $1,625,303 in 1999                        787,213                 965,492
Lease commissions and legal fees, net of accumulated amortization
        of $1,692,930 in 2000 and $1,583,597 in 1999                      2,520,430               2,168,412
Escrow deposits                                                           3,945,916               2,866,682
Deposits and other assets                                                   207,342                 806,575
                                                                      -------------           -------------
        Total assets                                                  $  99,313,665           $ 107,255,707
                                                                      =============           =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                                 $  45,115,925           $  55,539,288
Accounts payable and accrued expenses                                     2,608,268               2,599,574
Due to general partner                                                            0                  63,534
Other liabilities                                                         1,431,269               1,031,820
                                                                      -------------           -------------
        Total liabilities                                                49,155,462              59,234,216
                                                                      -------------           -------------

Partners' Capital:
        General partners:
        Capital contributions                                                 1,000                   1,000
        Net income                                                          406,404                 366,955
        Cash distributions                                                 (621,309)               (603,227)
                                                                      -------------           -------------
                                                                           (213,905)               (235,272)
                                                                      -------------           -------------
        Limited partners: ($25 per unit; 4,000,000 units
        authorized, 2,983,531 issued and
        outstanding in 2000 and 1999)
        Capital contributions, net of offering costs                     71,724,856              71,724,856
        Net income                                                       40,233,881              36,328,418
        Cash distributions                                              (61,586,629)            (59,796,511)
                                                                      -------------           -------------
                                                                         50,372,108              48,256,763
                                                                      -------------           -------------
        Total partners' capital                                          50,158,203              48,021,491
                                                                      -------------           -------------

        Total liabilities and partners' capital                       $  99,313,665           $ 107,255,707
                                                                      =============           =============

                See accompanying notes to financial statements.


                                    4 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                   2000                     1999
                                                                -----------              -----------
Income:
        Rental                                                  $ 3,751,488              $ 3,860,792
        Lease Cancellation                                           70,251                     --
        Interest and other income                                   133,428                  354,565
                                                                -----------              -----------
                                                                  3,955,167                4,215,357
                                                                -----------              -----------

Expenses:
        Interest                                                  1,146,924                  833,835
        Depreciation                                                887,015                  790,860
        Amortization                                                228,783                  256,632
        Property operating                                        1,794,518                1,747,784
        Management fees                                             274,726                  277,031
        Bad debt expenses                                            49,154                   39,479
        General and administrative                                  139,205                  141,377
                                                                -----------              -----------
                                                                  4,520,325                4,086,998
                                                                -----------              -----------


Net income/(loss) from operations                                  (565,158)                 128,359
Gain from sale of real estate                                     5,111,392                     --
                                                                -----------              -----------

Net income                                                      $ 4,546,234              $   128,359
                                                                ===========              ===========


        To the general partners                                 $    45,462              $     1,284
         To the limited partners                                  4,500,772                  127,075
                                                                -----------              -----------
                                                                $ 4,546,234              $   128,359
                                                                ===========              ===========

Net income per unit of limited partnership interest             $      1.51              $      0.04
                                                                ===========              ===========

Distribution per unit of limited partnership interest           $      0.30              $      0.30
                                                                ===========              ===========


                See accompanying notes to financial statements.


                                    5 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 2000 and 1999
                                   (Unaudited)


                                                                         1999                     2000
                                                                      -----------             -----------
Income:
        Rental                                                        $ 7,680,848             $ 7,351,882
        Lease Cancellation                                                102,469                    --
        Interest and other income                                         195,111                 618,054
                                                                      -----------             -----------
                                                                        7,978,428               7,969,936
                                                                      -----------             -----------

Expenses:
        Interest                                                        2,287,841               1,665,854
        Depreciation                                                    1,774,030               1,581,720
        Amortization                                                      434,412                 513,264
        Property operating                                              3,756,821               3,521,566
        Management fees                                                   546,824                 541,395
        Bad debt expenses                                                  49,154                  95,499
        General and administrative                                        295,826                 229,341
                                                                      -----------             -----------
                                                                        9,144,908               8,148,639
                                                                      -----------             -----------


Net loss from operations                                               (1,166,480)               (178,703)
Gain from sale of real estate                                           5,111,392                    --
                                                                      -----------             -----------

Net income/(loss)                                                     $ 3,944,912             $  (178,703)
                                                                      ===========             ===========

Net income/(loss) allocated:
        To the general partners                                       $    39,449             $    (1,787)
         To the limited partners                                        3,905,463                (176,916)
                                                                      -----------             -----------
                                                                      $ 3,944,912             $  (178,703)
                                                                      ===========             ===========

Net income/(loss) per unit of limited partnership interest            $      1.31             $     (0.06)
                                                                      ===========             ===========

Distribution per unit of limited partnership interest                 $      0.60             $      0.60
                                                                      ===========             ===========


                See accompanying notes to financial statements.


                                    6 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2000 and 1999
                           Increase/(Decrease) in Cash
                                   (Unaudited)


                                                                          2000                     1999
                                                                      ------------             ------------
Cash flows from operating activities:
   Net income/(loss)                                                  $  3,944,912             $   (178,703)
                                                                      ------------             ------------
   Adjustments to reconcile net income/(loss)
   to net cash provided by operating activities:
     Depreciation and amortization                                       2,208,442                2,094,984
     Gain on sale of real estate                                        (5,111,392)                    --
     Changes in operating assets and liabilities:
     Decrease (increase) in:
        Accounts receivable                                                109,171                  295,400
        Due from partners                                                  (83,094)                 (12,726)
        Note receivable                                                     38,356                   58,443
        Step rent receivables                                              150,982                 (174,020)
        Lease commissions and legal fees                                  (752,415)                (225,864)
        Deferred charges                                                      --                    (47,500)
        Escrow deposits                                                 (1,079,234)                    --
        Other assets                                                       599,233                   84,077
     Increase (decrease) in:
        Accounts payable and accrued expenses                                8,694               (1,297,217)
        Other liabilities                                                  399,449                  751,519
                                                                      ------------             ------------
        Total adjustments                                               (3,511,808)               1,527,096
                                                                      ------------             ------------
        Net cash provided by operating activities                          433,104                1,348,393
                                                                      ------------             ------------

Cash flows from investing activities:
     Proceeds from sale of real estate                                  12,089,550                     --
     Acquisition of real estate                                         (1,485,039)                (793,176)
                                                                      ------------             ------------
     Net cash provided by/(used in) investing activities                10,604,511                 (793,176)
                                                                      ------------             ------------

Cash flows from financing activities:
     Mortgage paid                                                     (10,423,363)              (2,568,000)
     Cash distributions to partners                                     (1,808,200)              (1,803,557)
                                                                      ------------             ------------
     Cash used in financing activities                                 (12,231,563)              (4,371,557)
                                                                      ------------             ------------

Net decrease in cash and cash equivalents                               (1,193,948)              (3,816,340)
Cash and cash equivalents at beginning of period                         3,322,319                4,115,435
                                                                      ------------             ------------
Cash and cash equivalents at end of period                            $  2,128,371             $    299,095
                                                                      ============             ============


                See accompanying notes to financial statements.


                                    7 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.   General

     The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

                                          Three  Months Ended                           Six Months Ended
                                               June 30,                                     June 30,
                                  ----------------------------------           ----------------------------------
                                     2000                   1999                  2000                   1999
                                  -----------            -----------           -----------            -----------
Rental income billed              $ 3,897,790            $ 3,773,782           $ 7,733,670            $ 7,177,862
Step rent receivables                (146,302)                87,010               (52,822)               174,020
                                  -----------            -----------           -----------            -----------
Rental income recognized          $ 3,751,488            $ 3,860,792           $ 7,680,848            $ 7,351,882
                                  ===========            ===========           ===========            ===========


                                    8 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

3.   Leases

     Minimum future rentals under noncancellable operating leases as of June 30, 2000 are approximately as follows:

     Year ending December 31

                         2000                          $ 4,801,000
                         2001                            8,296,000
                         2002                            7,367,000
                         2003                            6,891,000
                         2004                            5,998,000
                         Thereafter                     15,900,000
                                                       -----------
                              Total                    $49,253,000
                                                       ===========



In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and six months ended June 30, 2000 and 1999, escalation charges amounted to $563,554 and $1,084,596, in 2000 and $513,503 and $988,389 in 1999, respectively.

4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three and six months ended June 30, 2000 are:

                                                 Three            Six
                                                Months           Months
                                               --------         --------
Partnership management fees                    $ 63,287         $126,574
Property management fees                        211,439          420,250

5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the six months ended June 30, 2000 and 1999 amounted to $2,304,321 and $1,665,854, respectively.

6.   Sale of Colorado Building

     On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10,000,000 and the balance was used for capital improvements which increase the value of the remaining properties and for leasing commissions related to new and renewed leases.

     An escrow account for $434,466 was established from the proceeds of the sale to be released to the seller upon finding a replacement for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred.


                                    9 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At June 30, 2000, Registrant had cash and receivables of approximately $2,598,000 as contrasted to accounts payable and accrued expenses of approximately $2,608,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant would need to refinance its line-of-credit loan (the "Fleet Loan") and/or sell assets.

     During the quarter ended June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5.1 million. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10 million and the balance was used for capital improvements which increase the value of the remaining properties and for leasing commissions related to new and renewed leases.

     During the quarter ended June 30, 2000, Registrant funded approximately $1,142,000 of building and tenant improvements in New York and San Antonio. Registrant continues to invest capital in improving its properties with the goal of increasing revenues from real estate operations and realizing appreciation in property values. Registrant will continue to need capital to fund additional tenant improvements as tenancies turn over at its properties.

     In August 1999, Registrant's subsidiary acquired ownership of the New York property and obtained a $32,000,000 fixed rate mortgage loan (the "475 Loan") secured by that property. The proceeds of the 475 Loan were used to pay down approximately $23,381,000 of the Fleet Loan, to fund capital improvements and leasing costs at 475 Fifth Avenue, and to augment working capital.

     The 475 Loan and the Fleet Loan have provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The Fleet loan matures on September 24, 2000. Registrant anticipates satisfying the balance on the Fleet loan out of the proceeds of a refinancing. The cost of Registrant's financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised.

     Cash distribution to Unitholders during the three months ended June 30, 2000 aggregated $895,059 or $0.30 per Unit. Registrant intends to maintain this level of distribution through 2000 and, if possible, thereafter. However, distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan to 90% of cash from operations plus depreciation and amortization.

Results of Operations

Six Months Ended June 30, 2000 versus 1999

     Rental income in 2000 increased by 4.5% from 1999 as a result of the expiration of certain rent abatements in New York and escalations in rental rates at the New York, New Jersey and Colorado buildings. Lease cancellation fees were paid by certain tenants from New York and San Antonio who moved out during the first half of year 2000. Other income in 2000 decreased by 68.4% from 1999 due to a tax refund for the New York building and a loan breakup fee both received in the prior year.

     Interest expense increased by 37.3% because of larger loan balances (only a portion of the proceeds of the 475 Loan was used to pay down the Fleet Loan) and higher interest rates. Depreciation increased by 12.2% in 2000 from 1999 primarily because of additional capital improvements made by Registrant at 475 Fifth Avenue, the Tumi Building, and Alamo Towers. Amortization decreased by 15.4% because of the write-off of lease commissions for tenants who moved out of the New York building in December 1999 and May 2000. The 6.7% increase in property operating costs from 1999 to 2000 reflects increased real estate taxes at the San Antonio and Las Colinas, Texas buildings, certain non-recurring repairs made to the various buildings and utilities and other operating costs associated with increased occupancy at certain properties. Management fees increased by 1.0% from 1999 to 2000 due to increased


                                    10 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Six Months Ended June 30, 2000 versus 1999 (continued)

rental income. Bad debt expenses decreased by 48.5% primarily because of the write-offs in 1999 of a receivable contested by a tenant in the New York building. General and administrative expenses increased by 29.0% in 2000 primarily because of costs related to changing Registrant's transfer agent, increased accounting costs and the imposition of a new franchise tax by the State of Colorado.

     Operations during the six months ended June 30, 2000 resulted in a net loss of $1,166,480 as compared to a net loss of $178,703 in 1999. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of $1,091,116 in the first half of 2000 and $2,011,780 in 1999 (a 45.8% decrease). This decrease in net cash provided by operating activities is largely attributable to the increased interest expense and the reduction in other income because of the one-time property tax refund for the New York building and the loan break-up fee in 1999.

Three Months Ended June 30, 2000 versus 1999

     Rental income in 2000 decreased by 2.8% from 1999 primarily because the loss of revenue from the move-out of a retail tenant in the New York building in December 1999 more than offset the escalations in rental rates at the New York, New Jersey, and Colorado buildings. A lease cancellation fee was paid by a New York tenant who moved out during the quarter. Other income in 2000 decreased by 62.4% from 1999 due to a tax refund for the New York building and a loan breakup fee both received in the prior year.

     Interest expense increased by 37.5% because of larger loan balances (only a portion of the proceeds of the 475 Loan was used to pay down the Fleet Loan) and higher interest rates. Depreciation increased by 12.2% in 2000 from 1999 primarily because of additional capital improvements made by Registrant at 475 Fifth Avenue, the Tumi Building, and Alamo Towers. Amortization decreased by 10.9% because of lease commissions written-off for tenants who moved out during the second half of 1999. The 2.7% increase in property operating costs from 1999 to 2000 reflects operating costs associated with increased occupancy at certain properties. Bad debt expenses increased by 24.5% because of the write-off of unpaid receivable balances of tenants who moved out during the first quarter of 2000 as compared to that of 1999. Management fees and general and administrative expenses are close to those of similar period last year.

     Operations during the three months ended June 30, 2000 resulted in a net loss of $565,158 as compared to net income of $128,359 in 1999. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of $599,794 in the second quarter of 2000 and $1,215,330 in 1999 (a 50.6% decrease). This decrease in net cash provided by operating activities is largely attributable to the increased interest expense and the reduction in other income because of a loan break-up fee in 1999.


                                    11 of 15

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of June 30, 2000, Registrant had approximately $13,274,000 of outstanding debt subject to variable rates (approximately 29% of outstanding debt) and approximately $31,842,000 of fixed rate indebtedness (approximately 71% of outstanding debt). The average interest rate on Registrant's debt increased from 8.22% at December 31, 1999 to 8.39% at June 30, 2000. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

     A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $133,000, based upon the balances outstanding on variable rate instruments at June 30, 2000.


                                    12 of 15

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K


(a)       27. Financial Data Schedule.

(b) During the quarter for which this report is filed, Registrant filed a Current Report on Form 8-K dated May 25, 2000, reporting on execution of a contract to sell the Flatiron Building in Boulder, Colorado. No financial statements were filed with such report.


                                    13 of 15

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



                                           CORPORATE REALTY INCOME FUND I, L.P.
                                                (Registrant)

                                           By: 1345 REALTY CORPORATION
                                           AS CORPORATE GENERAL PARTNER

Date: August 17, 2000                      By: /s/ Robert F. Gossett, Jr.
                                               ---------------------------------
                                               Robert F. Gossett, Jr., President



Date: August 17, 2000                      By: /s/ Pauline G. Gossett
                                               ---------------------------------
                                               Pauline G. Gossett, Secretary


                                    14 of 15