Form 10-Q
period 2000-09-30
CORPORATE REALTY INCOME FUND I L P
filed 2000-11-17
CIK 785898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

[__] TRANSITION   REPORT   PURSUANT   TO   SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________________ to ______________________

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


                                      Index


                                                                        Page No.

Part I    Financial information                                            3

Item 1    Financial Statements                                             3

          Consolidated Balance Sheets --
          September 30, 2000 and December 31, 1999                         4

          Consolidated Statements of Operations --
          For the three months ended September 30, 2000 and 1999           5

          Consolidated Statements of Operations --
          For the nine months ended September 30, 2000 and 1999            6

          Statements of Cash Flows --
          For the nine months ended September 30, 2000 and 1999            7

          Notes to Consolidated  Financial Statements                      8

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   11

Item 3    Quantitative and Qualitative Disclosures about Market Risk      12

Part II   Other information                                               13

Item 6    Exhibits and Reports on Form 8-K                                13

          Signatures                                                      14


                                     2 of 15

                          Part I. Financial Information


Item 1. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                     3 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2000 and December 31, 1999

                                                                            September 30,          December 31,
                                                                                2000                   1999
                                                                            -------------          ------------
                                                                             (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                                $ 18,795,477            $ 19,875,846
        Buildings and improvements                                            93,340,566              98,067,344
        Equipment and furniture                                                  242,302                 242,302
                                                                            ------------            ------------
                                                                             112,378,345             118,185,492
        Less accumulated depreciation                                         24,398,204              24,361,971
                                                                            ------------            ------------
                                                                              87,980,141              93,823,521
Cash and cash equivalents at cost,
        which approximates market value                                        1,241,973               3,322,319
Accounts receivable                                                              360,628                 578,480
Notes receivable, net of unamortized discount of
        $23,169 in 2000 and $32,464 in 1999                                      195,606                 244,643
Step rent receivables                                                          2,437,290               2,479,583
Deferred financing costs, net of accumulated amortization
        of $1,847,129 in 2000 and $1,625,303 in 1999                             743,666                 965,492
Lease commissions and legal fees, net of accumulated amortization
        of $1,803,103 in 2000 and $1,583,597 in 1999                           2,477,646               2,168,412
Escrow deposits                                                                3,110,621               2,866,682
Deposits and other assets                                                        514,117                 806,575
                                                                            ------------            ------------
        Total assets                                                        $ 99,061,688            $107,255,707
                                                                            ============            ============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                                       $ 44,959,849            $ 55,539,288
Accounts payable and accrued expenses                                          4,102,345               2,599,574
Due to general partner                                                                --                  63,534
Other liabilities                                                              1,563,947               1,031,820
                                                                            ------------            ------------
        Total liabilities                                                     50,626,141              59,234,216
                                                                            ------------            ------------
Partners' Capital:
        General partners:
        Capital contributions                                                      1,000                   1,000
        Net income                                                               398,219                 366,955
        Cash distributions                                                     (630,167)               (603,227)
                                                                            ------------            ------------
                                                                               (230,948)               (235,272)
                                                                            ------------            ------------
        Limited partners: ($25 per unit; 4,000,000 units
        authorized, 2,983,531 issued and
        outstanding in 2000 and 1999)
        Capital contributions, net of offering costs                          71,724,856              71,724,856
        Net income                                                            39,423,511              36,328,418
        Cash distributions                                                  (62,481,872)            (59,796,511)
                                                                            ------------            ------------
                                                                              48,666,495              48,256,763
                                                                            ------------            ------------
        Total partners' capital                                               48,435,547              48,021,491
                                                                            ------------            ------------

        Total liabilities and partners' capital                             $ 99,061,688            $107,255,707
                                                                            ============            ============

                 See accompanying notes to financial statements.

                                     4 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2000 and 1999
                                   (Unaudited)

                                                                               2000                    1999
                                                                            ----------              ----------
Income:
        Rental                                                              $3,511,888              $3,946,204
        Interest and other income                                               87,393                  65,991
                                                                            ----------              ----------
                                                                             3,599,281               4,012,195
                                                                            ----------              ----------

Expenses:
        Interest                                                               971,375                 897,841
        Depreciation                                                           823,314                 790,860
        Amortization                                                           153,720                 256,632
        Property operating                                                   2,008,308               1,955,383
        Management fees                                                        275,241                 271,920
        General and administrative                                             185,878                 234,869
                                                                            ----------              ----------
                                                                             4,417,836               4,407,505
                                                                            ----------              ----------

Net loss from operations                                                    $ (818,555)             $ (395,310)
                                                                            ==========              ==========

        Net loss allocated:
        To the general partners                                             $   (8,186)             $   (3,953)
        To the limited partners                                               (810,369)             $ (391,357)
                                                                            ----------              ----------
                                                                            $ (818,555)             $ (395,310)
                                                                            ==========              ==========

Net loss per unit of limited partnership interest                           $    (0.27)             $    (0.13)
                                                                            ==========              ==========

Distribution per unit of limited partnership interest                       $     0.30              $     0.30
                                                                            ==========              ==========



                 See accompanying notes to financial statements.


                                     5 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 2000 and 1999
                                   (Unaudited)



                                                                               2000                   1999
                                                                           -----------             -----------
Income:
        Rental                                                             $11,192,736             $11,298,086
        Lease cancellation                                                     102,469                      --
        Interest and other income                                              282,504                 684,045
                                                                           -----------             -----------
                                                                            11,577,709              11,982,131
                                                                           -----------             -----------

Expenses:
        Interest                                                             3,259,216               2,563,695
        Depreciation                                                         2,597,344               2,372,580
        Amortization                                                           588,132                 769,896
        Property operating                                                   5,765,129               5,476,949
        Management fees                                                        822,065                 813,315
        Bad debt expenses                                                       49,154                  95,499
        General and administrative                                             481,704                 464,210
                                                                           -----------             -----------
                                                                            13,562,744              12,556,144
                                                                           -----------             -----------


Net loss from operations                                                   $(1,985,035)            $  (574,013)
Gain from sale of real estate                                                5,111,392                      --
                                                                           -----------             -----------

Net income/(loss)                                                          $ 3,126,357             $  (574,013)
                                                                           ===========             ===========

Net income/(loss) allocated:
        To the general partners                                            $    31,264             $    (5,740)
        To the limited partners                                              3,095,093                (568,273)
                                                                           -----------             -----------
                                                                           $ 3,126,357             $  (574,013)
                                                                           ===========             ===========

Net income/(loss) per unit of limited partnership interest                 $      1.04             $     (0.19)
                                                                           ===========             ===========

Distribution per unit of limited partnership interest                      $      0.90             $      0.90
                                                                           ===========             ===========

                 See accompanying notes to financial statements.

                                     6 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2000 and 1999
                           Increase/(Decrease) in Cash
                                   (Unaudited)



                                                                               2000                   1999
                                                                           -----------             -----------
Cash flows from operating activities:
   Net income/(loss)                                                       $ 3,126,357             $  (574,013)
                                                                           -----------             -----------
   Adjustments to reconcile net income/(loss)
   to net cash provided by operating activities:
     Depreciation and amortization                                           3,185,476               3,142,476
     Gain on sale of real estate                                            (5,111,392)                     --
     Changes in operating assets and liabilities:
     Decrease/(increase) in:
        Accounts receivable                                                    217,852                 120,479
        Due from partners                                                           --                 (20,802)
        Notes receivable                                                        49,037                  80,984
        Step rent receivables                                                   42,293                (261,030)
        Lease commissions and legal fees                                      (819,803)               (337,106)
        Escrow deposits                                                       (243,939)                     --
        Other assets                                                           292,458                (247,375)
     Increase/(decrease) in:
        Accounts payable and accrued expenses                                1,502,771              (1,254,940)
        Due to general partner                                                 (63,534)                     --
        Other liabilities                                                      532,127                (155.912)
                                                                           -----------             -----------
        Total adjustments                                                     (416,654)              1,066,774
                                                                           -----------             -----------
     Net cash provided by operating activities                               2,709,703                 492,761
                                                                           -----------             -----------

Cash flows from investing activities:
     Proceeds from sale of real estate                                      12,089,550                      --
     Acquisition of real estate                                             (3,587,859)            $(1,199,529)
     Escrow cash                                                                    --              (3,993,634)
                                                                           -----------             -----------
     Net cash provided by/(used in) investing activities                     8,501,691              (5,193,163)
                                                                           -----------             -----------

Cash flows from financing activities:
     Mortgage proceeds                                                             --               32,000,000
     Mortgage paid                                                         (10,579,439)            (26,183,806)
     Deferred charges                                                               --                (736,519)
     Cash distributions to partners                                         (2,712,301)             (2,696,663)
                                                                           -----------             -----------
     Net cash (used in)/provided by financing activities                   (13,291,740)              2,383,012
                                                                           -----------             -----------

Net decrease in cash and cash equivalents                                   (2,080,346)             (2,317,390)
Cash and cash equivalents at beginning of period                             3,322,319               4,115,435
                                                                           -----------             -----------
Cash and cash equivalents at end of period                                 $ 1,241,973             $ 1,798,045
                                                                           ===========             ===========

                 See accompanying notes to financial statements.

                                     7 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.  General

    The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

                                               Three  Months Ended                  Nine Months Ended
                                                   September 30                       September 30
                                           ----------------------------       -----------------------------
                                              2000              1999             2000              1999
                                           ----------        ----------       -----------       -----------
    Rental income billed                   $3,403,199        $3,859,194       $11,136,869       $11,037,056
    Step rent receivables                     108,689            87,010            55,867           261,030
                                           ----------        ----------       -----------       -----------
    Rental income recognized               $3,511,888        $3,946,204       $11,192,736       $11,298,086
                                           ==========        ==========       ===========       ===========

                                     8 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)
3.  Leases

    Minimum future rentals under noncancellable operating leases as of September 30, 2000 are approximately as follows:

    Year ending December 31

                        2000                               $ 1,768,000
                        2001                                 8,296,000
                        2002                                 7,367,000
                        2003                                 6,891,000
                        2004                                 5,998,000
                        Thereafter                          15,900,000
                                                           -----------
                            Total                          $46,220,000
                                                           ===========


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and nine months ended September 30, 2000 and 1999, escalation charges amounted to $369,712 and $1,454,308 in 2000 and $524,064 and $1,512,458 in 1999, respectively.


4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the nine months ended September 30, 2000 are:

                                              Three             Nine
                                              Months           Months
                                             --------         --------
         Partnership management fees         $ 63,287         $189,861
         Property management fees             211,954          632,204


5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the nine months ended September 30, 2000 and 1999 amounted to $3,346,471 and $2,563,695 respectively.

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

                                     9 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

7.   Subsequent Event

     The Fleet Loan which matured in September, 2000 was refinanced in October, 2000.

8.   Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which discusses the SEC's views on the recognition of revenues from certain transactions. SAB
101 is required to be adopted by the end of the 2000 fiscal year. The Partnership does not anticipate a material impact on its financial position and results of operations as a result of adopting SAB 101.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted effective January 1, 2001 for entities with fiscal years ending December 31, 2000. SFAS No. 133, as amended, requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Derivatives that are hedges, depending on the nature of the hedge, will either be adjusted to fair value by offsetting the change in the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because the Partnership does not use derivatives, management does not anticipate that the adoption of SFAS No. 133, as amended, will have an effect on the earnings or the financial position of the Partnership.

                                    10 of 15

Item 2.   Management's   Discussion  and  Analysis  of  Financial  Condition and
          Results of Operations

Liquidity and Capital Resources

     At September 30, 2000, Registrant had cash and receivables of approximately $1,603,000 as contrasted to accounts payable and accrued expenses of approximately $4,102,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant may draw down on its line-of-credit loan (the "Fleet Loan") and/or sell assets.

     In June 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5.1 million. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10 million and the balance was used for capital improvements which increase the values of the remaining properties and for leasing commissions related to new and renewed leases.

     During the quarter ended September 30, 2000, Registrant funded approximately $2,103,000 of building and tenant improvements in New York and San Antonio. Registrant continues to invest capital in improving its properties with the goal of increasing revenues from real estate operations and realizing appreciation in property values. Registrant will continue to need capital to fund additional tenant improvements as tenancies turn over at its properties.

     In August 1999, Registrant's subsidiary acquired ownership of the New York property and obtained a $32,000,000 fixed rate mortgage loan (the "475 Loan") secured by that property. The proceeds of the 475 Loan were used to pay down approximately $23,381,000 of the Fleet Loan, to fund capital improvements and leasing costs at 475 Fifth Avenue, and to augment working capital.

     The 475 Loan and the Fleet Loan have provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The Fleet Loan which matured in September, 2000 was subsequently refinanced with a $25,000,000 credit facility maturing on September 30, 2003. The cost of Registrant's financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised.

     Cash distribution to Unitholders during the three months ended September 30,2000 aggregated $895,059 or $0.30 per Unit. Registrant intends to maintain this level of distribution through 2000 and, if possible, thereafter. However, distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan to 90% of cash from operations plus depreciation and amortization.

Results of Operations

Nine Months Ended September 30, 2000 versus 1999

     Rental income in 2000 is comparable to that of 1999 despite the sale of the Colorado building as a result of the expiration of certain rent abatements in New York and escalations in rental rates at the New York and New Jersey buildings. Lease cancellation fees were paid by certain tenants from New York and San Antonio who moved out during the first half of year 2000. Other income in 2000 decreased by 58.7% due to a tax refund for the New York building and a loan breakup fee both received in the prior year.

     Interest expense increased by 27.1% because of larger loan balances (only a portion of the proceeds of the 475 Loan was used to pay down the Fleet Loan) and higher interest rates. Depreciation increased by 9.5% in 2000 from 1999 primarily because of additional capital improvements made by Registrant at 475 Fifth Avenue, the Tumi Building, and Alamo Towers. Amortization decreased by 23.6% because of the write-off of leasing commissions for tenants who moved out of the New York building in December 1999 and May 2000 and the write-off of Colorado leasing commissions upon sale of the property in June 2000. The 5.3% increase in property operating costs from 1999 to 2000 reflects increased real estate taxes at the San Antonio and Las Colinas, Texas buildings, certain non-recurring repairs made to the various buildings and utilities and other operating costs associated with increased occupancy at certain properties. Management fees increased by 1.1% from 1999 to 2000 due to increased rental income billed. The bad debt expense pertains to the write-off of a receivable from a Colorado tenant. General and administrative expenses increased by 3.8% in 2000 primarily because of costs associated with changing Registrant's transfer agent, increased expenses incurred in preparing unitholders' tax information, and increased auditing fees.

                                    11 of 15

Item 2.   Management's   Discussion  and  Analysis  of  Financial  Condition and
          Results of Operations (continued)

Results of Operations (continued)
Nine Months Ended September 30, 2000 versus 1999 (continued)

     Operations during the nine months ended September 30, 2000 resulted in a net loss of $1,985,035 as compared to a net loss of $574,013 in 1999. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of approximately $1,249,595 during the first three quarters of 2000 and $2,663,962 in 1999 (a 53.1% decrease). This decrease in net cash provided by operating activities is largely attributable to the increased interest expense and the reduction in other income because of the one-time property tax refund for the New York building, the lease cancellation fee in California and the loan break-up fee received in 1999.

Three Months Ended September 30, 2000 versus 1999

     Rental income in 2000 decreased by 11.0% from that of 1999 as a result of the sale of the Colorado property. Other income in 2000 increased by 32.4% due to the collection of a New York receivable written-off in the prior year.

     Interest expense increased by 8.2% because of increased indebtedness from the New York refinancing in September 1999. Depreciation increased by 4.1% in 2000 from 1999 primarily because of additional capital improvements made by
Registrant at 475 Fifth Avenue, the Tumi Building, and Alamo Towers. Amortization decreased by 40.1% because of the write-off of leasing commissions for tenants who moved out of the New York building in December 1999 and May 2000 and of Colorado leasing commissions upon sale of the property in June 2000. The 2.7% increase in property operating costs from 1999 to 2000, despite the sale of the Colorado property, reflects increased utilities and other operating costs in certain properties. Management fees are close to those of similar period last year. General and administrative expenses decreased by 20.9% in 2000 primarily because of the legal fee paid in 1999 relating to the loan break-up fee.

     Operations during the three months ended September 30, 2000 resulted in a net loss of $818,555 as compared to a net loss of $395,310 in 1999. After adjusting for non-cash items (depreciation and amortization), operations generated cash flows of approximately $158,479 during the third quarter of 2000 and $652,182 in 1999 (a 75.7% decrease). This decrease in net cash provided by operating activities is largely attributable to the increased interest expense after the New York refinancing and increased utilities and other operating costs in certain properties.

Item 3:   Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of September 30, 2000, Registrant had approximately $13,168,000 of outstanding debt subject to variable rates (approximately 29% of outstanding debt) and approximately $31,792,000 of fixed rate indebtedness (approximately 71% of outstanding debt). The average interest rate on Registrant's debt increased from 8.22% at December 31, 1999 to 8.63% at September 30, 2000. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

     A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $132,000, based upon the balances outstanding on variable rate instruments at September 30, 2000.

                                    12 of 15

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K


(a)       27.  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                    13 of 15

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                            CORPORATE REALTY INCOME FUND I, L.P.
                                                 (Registrant)

                                            By: 1345 REALTY CORPORATION
                                            AS CORPORATE GENERAL PARTNER

Date: November 15, 2000                     By: /s/ Robert F. Gossett, Jr.
                                                --------------------------------
                                                President



Date: November 15, 2000                     By: /s/ Pauline G. Gossett
                                                --------------------------------
                                                Secretary




                                    14 of 15