Form 10-K
period 2000-12-31
CORPORATE REALTY INCOME FUND I L P
filed 2001-04-02
CIK 785898

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

                  For the fiscal year ended December 31, 2000


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|     No  | |

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

                      CORPORATE REALTY INCOME FUND I, L. P.

                           Annual Report on Form 10-K

                                December 31, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.......................................................................1

Item 1.  Business............................................................1

Item 2.  Properties..........................................................7

Item 3.  Legal Proceedings...................................................13

Item 4.  Submission of Matters to a Vote of Security-Holders.................13

PART II......................................................................14

Item 5.  Market for Registrant's Securities and Related
             Security-Holder Matters.........................................14

Item 6.  Selected Financial Data.............................................15

Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................16

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.........19

Item 8.  Financial Statements and Supplementary Data ........................20

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................21

PART III.....................................................................22

Item 10.  Directors and Executive Officers of the Registrant.................22

Item 11.  Executive Compensation.............................................23

Item 12.  Security Ownership of Certain Beneficial Owners and Management.....24

Item 13.  Certain Relationships and Related Transactions.....................25

ITEM IV......................................................................27

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...27

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

         On March 26, 1986, Registrant commenced an offering (the "Offering") of $80,000,000 of depositary units of limited partnership interest (the "Units"). Registrant terminated the Offering in September 1987, having issued 3,200,000 Units ($80,000,000) and received net proceeds from the Offering (after deduction for organization and offering expenses of $5,948,103) aggregating $74,051,897. Since the Offering, Registrant has invested aggregate funds in excess of $100,000,000 (including $40,000,000 of financing proceeds) in acquiring and improving its properties, which currently number six.

         Rental revenue from the following tenants at Registrant's properties each accounted for more than 10% of Registrant's total rental revenue for each of the years ended December 31, 1998, 1999 and 2000:

         a. For 1998, GTE Directories Corporation ("GTE") as tenant in the Directory Building (14%).

         b.   For 1999, GTE as tenant in the Directory Building (16%).

         c.   For 2000, GTE as tenant in the Directory Building (18%).

475 Fifth Avenue Loan

         On August 9, 1999, the Subsidiary Partnership obtained a first mortgage loan (the "475 Loan") from Heller Financial, Inc. ("Heller") in the amount of $32,000,000. On such date, Registrant paid down approximately $23,381,000 of the Fleet Loan (see "Fleet Bank Loan" below) to release the lien of the Fleet Loan from 475 Fifth Avenue and subject the property to the lien of the 475 Loan. The balance of proceeds borrowed by the Subsidiary Partnership from Heller after payment of loan broker fees and costs of approximately $329,000 and other closing costs of approximately $505,000, were used to provide cash to fund capital improvements and leasing costs at 475 Fifth Avenue and to augment working capital. As of March 15, 2001, the outstanding principal balance of the 475 Loan was approximately $31,666,937.

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

         No prepayments are permitted, in whole or in part, prior to the fourth loan year (commencing September 2, 2002). From September 2, 2002, the Subsidiary Partnership may prepay the 475 Loan, in full but not in part, on the first day of any calendar month and upon at least 30 days' prior written notice, upon payment of all accrued and unpaid interest and any fees and costs, together with an additional payment equal to the greater of (i) an amount equal to one percent (1%) of the then outstanding principal amount or (ii) a yield maintenance amount equal to the present value of a series of monthly amounts assumed to be paid from the date of prepayment through the maturity date of the 475 Loan. The yield maintenance amount preserves for the holder of the 475 Loan Agreements (the "Holder") a fixed yield tied to a United States Treasury obligation with a term equal to that remaining on the 475 Loan on the date of prepayment.

         Any payments not received by the Holder within 10 days after the due date will incur a late charge equal to five percent (5%) of the amount of such payment. Overdue amounts, whether at maturity, by acceleration, or otherwise will bear interest at a rate equal to five percent (5%) above the otherwise applicable interest rate.

         The 475 Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on 475 Fifth Avenue, including the improvements, machinery, equipment, mechanical systems, personal property, management contracts, permits, certificates, licenses, agreements, trademarks, tradenames, books and records, and any monies on deposit with or for the benefit of the Holder relating to this property. This loan also is secured by an assignment of Registrant's management agreement with the Subsidiary Partnership.

         Heller sold the 475 Loan pursuant to a mortgage-backed securitized plan as of February 10, 2000. The 475 Loan is currently serviced by Midland Loan Services.

         The 475 Loan currently has three separate reserves:

         1. The first, a property tax reserve, requires monthly payments sufficient to enable all real estate taxes against 475 Fifth Avenue to be paid before they become due and payable. The property tax reserve has a balance of approximately $479,242 as of March 23, 2001;

         2. The second, a replacement reserve, was funded with $200,000 of the proceeds of the 475 Loan. This reserve is to be utilized to fund capital improvements reasonably approved in advance by Heller. The replacement reserve accrues interest for the Subsidiary Partnership's benefit at a "non-personal money market rate." If the balance of this reserve falls below $200,000, the Subsidiary Partnership must make monthly deposits of $4,000 until the balance of the replacement reserve equals $200,000. As of March 23, 2001, the Subsidiary Partnership had not utilized any funds from the replacement reserve and the balance in this account was approximately $209,089;

         3. The third, a repair reserve, was funded with $1,967,000 of the proceeds of the 475 Loan. This reserve is to be utilized to fund capital improvements determined in the Subsidiary Partnership's sole discretion. The capital improvements reserve accrues interest for the Subsidiary Partnership's benefit at a "non-personal money market rate." As of March 23, 2001, the Subsidiary Partnership had funded capital improvements aggregating approximately $560,664 from the repair reserve. The balance in this account was approximately $1,377,204.

         The 475 Loan Agreements require the Holder's prior written consent to the execution or material modification or amendment of any lease of 15,000 or more rentable square feet at 475 Fifth Avenue.

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

         Upon the occurrence of an event of default under the 475 Loan Agreements, the Holder may enforce one or more of its remedies, including the following:

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

         The Subsidiary Partnership and Robert F. Gossett, Jr., the Individual General Partner of Registrant, have agreed to indemnify and hold harmless the Holder and its officers, directors, employees, shareholders, agents, and affiliates from and against any and all liabilities, obligations, deficiencies, demands, claims, actions, assessments, losses, costs, expenses, interest, fines, penalties, and damages resulting from or arising out of or by virtue of the presence of hazardous materials on or from 475 Fifth Avenue. Mr. Gossett also has assumed joint and several liability to pay the Holder for certain losses, damages, costs, and expenses incurred by the Holder in connection with the 475 Loan.

Fleet Bank Loan

         Registrant's properties, other than 475 Fifth Avenue, are subject to the lien of a first mortgage line-of-credit loan (the "Fleet Loan") from Fleet National Bank ("Fleet"). On August 9, 1999, the Fleet Loan was divided into the following two notes: a note in the amount of $22,594,880 and secured by a mortgage on 475 Fifth Avenue, which note was repaid in full to Fleet and which mortgage was consolidated with and into Heller's mortgage on that property; and, a note in the amount of $26,405,120 and secured by Registrant's six other properties. On October 12, 2000 Registrant entered into an Amended and Restated Loan Agreement providing for maximum gross borrowings of $25,000,000. Registrant obtained an advance of approximately $19,641,440 on October 12, 2000 under the amended Fleet Loan, which included the outstanding balance of approximately $13,141,440 under the Fleet Loan immediately prior to the amendment. During the first quarter of 2001, Registrant obtained an additional advance so that as of February 28, 2001, the outstanding principal balance of the Fleet Loan was approximately $21,323,828.

         The Fleet Loan is evidenced by an Amended and Restated Promissory Note, an Amended and Restated Loan Agreement, and an Environmental Compliance and Indemnification Agreement (collectively, the "Fleet Loan Agreements"). The Fleet Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on and from each of Registrant's properties, other than 475 Fifth Avenue, including the improvements, equipment, furnishings, proceeds, books and records, and all payments related thereto, which consists of the following five properties: the Monterey Park Building (formerly the American Color Building and the GE Medical Systems Office Building); the Directory Building; the Tumi Building (formerly the Austin Place Building); the Marathon Oil Building; and the Alamo Towers.

         The Fleet Loan has an initial maturity date of September 30, 2003 which, subject to Registrant's compliance with certain financial covenants, may be extended by Registrant for two additional one year periods. Upon exercising each extension, Registrant must pay an extension fee equal to 0.25% of the then outstanding principal balance. Registrant incurred fees and expenses aggregating $609,259 upon amending the Fleet Loan, including a loan facility fee of $250,000.

         Registrant may borrow additional amounts during the term of the Fleet Loan up to an aggregate of $25,000,000, which amount is permanently reduced by required monthly payments of principal and by any prepayments or other repayments of principal made by Registrant.

         The Fleet Loan bears interest on each advance of funds from the date of such advance at Fleet's Prime Rate, plus one-half percent (0.5%) per annum or, if Registrant so chooses, at the LIBOR rate (offered rates for Eurodollar deposits) (any such rate, a "Fixed Rate"), plus two percent (2.0%) per annum. The Prime Rate is the rate announced from time to time by Fleet as a means of pricing some of its loans to customers (not necessarily the lowest rate actually charged to any customer class or category). Registrant may elect to pay interest based on a Fixed Rate on the whole or a portion of the outstanding principal amount, upon notice to Fleet, but only in amounts of at least $1,000,000 and in additional integral multiples of $100,000. As of March 23, 2001, the Prime Rate was 8.0% (interest using this rate would be at 8.5%) and the 30-day Fixed Rate was 5.0% (interest using this rate would be at 7.0%). Except for $39,048 of principal that bears interest at 8.5% (Prime Rate plus 0.5%), the entire aggregate outstanding balance of the Fleet Loan as of March 23, 2001 bears interest at the rate of 7.1875%.

         The Fleet Loan requires monthly payments of interest plus principal payments equal to 1/500th of the then outstanding principal balance. The Fleet Loan may be prepaid at any time, on notice, in whole or in part (a minimum of $1,000,000 and additional integral multiples of $100,000). Any such prepayment will be without premium or penalty with respect to funds bearing interest based on the Prime Rate or, if the prepayment is made on the last day of the applicable interest period, with respect to funds bearing interest based on a Fixed Rate; however, a prepayment at any other time of funds bearing interest based on a Fixed Rate will require payment of a breakage fee, which guarantees Fleet a fixed rate yield maintenance tied to United States Treasury obligations for the period from the date of prepayment to the end of the applicable interest period.

         Any payments not received by Fleet within 10 days after the due date will incur a late charge equal to four percent (4%) of the amount of such payment. Overdue amounts, whether at maturity, by acceleration, or otherwise will bear interest at a rate equal to four percent (4%) above the otherwise applicable interest rate.

         The Fleet Loan Agreements contain continuing covenants regarding Registrant's financial condition and the conduct of its operations. Registrant's debt service coverage ratio (the ratio of projected net income from operations of Registrant's properties, adjusted for depreciation, amortization, fees paid to the General Partners, and step rent receivables, to projected loan amortization payments) cannot be less than 1.50 to 1.0 and its loan to value ratio (the ratio of the outstanding principal balance of the Fleet Loan to the appraised value of the secured properties) cannot exceed fifty-five percent (55%). In addition, Registrant must maintain a liquid net worth (cash, short-term investments, and marketable securities) of at least $1,000,000 and its total liabilities may not exceed sixty percent (60%) of the appraised value of the secured properties. The Fleet Loan Agreements also provide that Registrant may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization and write-off of step rent receivables. Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the period from and including January 1, 2001 through the date as of which compliance is tested. Registrant must also obtain Fleet's consent, not to be unreasonably withheld or delayed, to any lease of 10,000 or more rentable square feet.

         Fleet's mortgage lien against any of Registrant's secured properties will be released only upon payment of an amount equal to 110% of the loan amount allocated to such property (or 100% of the gross sales price or principal amount of refinancing, if greater, for Alamo Towers and the Directory Building). In addition, such lien will be released only if Registrant's remaining properties satisfy the debt service coverage ratio and loan to value ratio.

         Upon the occurrence of an event of default under the Fleet Loan Agreements (which includes the failure to make any payment within 10 days of the due date thereof and a failure to comply with its financial covenants which continues for 30 days), Fleet may enforce one or more of its remedies, including the right to (i) declare all principal and interest on the Fleet Loan to be due and payable immediately, (ii) require any or all of Registrant's secured properties (including all equipment, fixtures, agreements, and other rights and interests relating thereto) to be sold at auction to the highest bidder, and
(iii) collect any and all rents from the properties.

         Registrant has also agreed to indemnify and hold harmless Fleet and its officers, directors, employees, agents, representatives, contractors and subcontractors, and their respective successors and assigns from and against any and all claims, liability, costs, and expenses arising out of the presence and/or clean-up of hazardous materials on or affecting Registrant's secured properties.

Financing Policies

         The General Partners expect to approximate Registrant's original intention of a loan to value ratio of 50%. Accordingly, it is expected that Registrant's total borrowings will approximate 50% of the sum of (i) the appraised values of its six properties plus (ii) the purchase price of additional properties acquired by Registrant. Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties. As of December 31, 2000, Registrant had a loan to appraised value ratio of approximately 50.3%.

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

Flatiron Building (formerly, the Cadnetix Building)

         On June 30, 2000, Registrant sold the land, buildings, and other improvements commonly known as the Flatiron Building and located in Flatiron Industrial Park, Boulder, Colorado, to Invesco Realty Advisors ("Invesco"), pursuant to the terms of a Purchase and Sale Agreement dated as of May 22, 2000. The Flatiron Building contains approximately 96,000 net rentable square feet for use as a multi-tenant office building.

         The sale price for the Flatiron Building was $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds, the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. Upon the expected rejection of the lease in bankruptcy, the space may be leased by Invesco to a replacement tenant (in which case Registrant would receive the escrowed funds, less any shortfall to Invesco from the replacement lease) or, failing that, will be leased by Registrant pursuant to a master lease that would permit Registrant to re-lease the premises to a third party (in which case Registrant would guarantee payment of the rent). The amount in escrow will be released to Registrant, less any amount utilized to make up any shortfall in rent from any replacement tenant, upon execution of a replacement tenant's lease or upon satisfaction rental payments under a master lease with Registrant through the December 31, 2003 lease termination date.

         Registrant acquired the Flatiron Building in January 1988 for a purchase price of approximately $9,003,000, inclusive of acquisition fees. Registrant recognized a gain of approximately $5,111,000, excluding the amount held in escrow as described above, for financial accounting purposes. At the time of its sale, Registrant had a tax basis of approximately $6,320,000 in this property and resulting gain for income tax purposes of approximately $6,257,000. $10,000,000 of the proceeds of the sale of the Flatiron Building were used to partially pay down the Fleet Loan.

Competition

         The Directory Building is fully leased to a single tenant on a net lease or substantially equivalent basis and does not face competition from other properties during the terms of such lease. The Monterey Park Building is also now fully leased to a single tenant on a net lease or substantially equivalent basis. However, upon termination of these leases, and for any of Registrant's other properties, Registrant does, and will continue to, compete with other properties for tenants. Depending upon market conditions and occupancy rates at the time and place of any vacancies in Registrant's properties, there is currently and there may be, in the future, intense competition in obtaining tenants to fill such vacancies. Furthermore, such competition has resulted and may result, because of reduced rental rates and required concessions to tenants, in decreases in the rental revenue received by Registrant and capital outlays necessary to fund tenant improvements. See Item 2 - "Properties" for a discussion of market conditions in the areas in which Registrant currently competes for tenants.

Employees

         Registrant currently employs 14 persons (one of whom is a part-time employee). The business of Registrant is managed by the General Partners. See
Item 10 - "Directors and Executive Officers of the Registrant" and Item 13 - "Certain Relationships and Related Transactions."

Item 2.  Properties.

Monterey Park Building
(formerly American Color Building and GE Medical Systems Office Building)

         On July 10, 1986, Registrant acquired the Monterey Park Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees. Registrant owns fee title to the Monterey Park Building and its 90,000 square feet of underlying land, subject to the lien of the Fleet Loan (See Item 1. - "Business-Fleet Bank Loan"). The property was built in 1985 and contains 22,250 net rentable square feet (increased from 20,250 square feet for previous tenancies). The property had been a unique combination of office space (approximately 71%) and warehouse space, but the building is being reconfigured solely for use as office, design and development space for use pursuant to a net lease for the entire premises.

         The building is 100% leased to LightCross, Inc. pursuant to a lease dated as of November 17, 2000. The initial term of the lease is ten (10) years from the earlier of completion of construction or September 17, 2001, subject to two five-year renewal options.

         The lease requires approximate annual net rent of $433,915 for the first two years ($19.50 per square foot), increasing to $446,197 in the third and fourth years ($20.05 per square foot), $458,970 in the fifth and sixth years ($20.63 per square foot), $472,254 in the seventh and eighth years ($21.22 per square foot), and $486,070 in the ninth and tenth years ($21.85 per square foot). The lease shall require payment of a fair market rental during any renewal periods. This lease is a net lease and, except for certain structural and mechanical conditions, the tenant is responsible for all costs, expenses, and obligations relating to the premises and the use, operation, occupancy, management, maintenance, and repair of the building, including insurance and real estate taxes. LightCross is expected to be a large user of electricity. Electric rates in this area have recently risen by approximately 46%, the effect of which could adversely affect LightCross's financial condition.

         Registrant has agreed to expend approximately $1,390,000 in capital improvements in connection with this lease. The improvements include enclosing the rear loading bays, converting warehouse space to office space, building a new entrance area, improving distribution of electricity, and contributing to the tenant's construction of a dust-free "clean room." Construction is expected to be completed in or about June 2001.

         The tenant has been granted a right of first offer to purchase the Monterey Park Building on the same terms and conditions on which Registrant may be willing to sell the building to a third party.

         Upon expiration of its lease in November 2000, the General Services Administration vacated the approximate 45% of the building it had occupied at a gross rent of $21.15 per square foot. In July 1999, American Color Graphics, Inc. ("American Color") terminated its lease for 9,650 square feet in the building, upon payment of a lease cancellation fee of $140,000. This fee represented approximately 50% of American Color's lease obligations for the then remaining lease term of two years. American Color had paid a net rent of $9.00 per square foot, plus reimbursement of its proportionate share of operating expenses.

         During 2000, Registrant expended approximately $51,300 in capital expenditures at the building.

         Market conditions in the Monterey Park area have improved in recent years. The vacancy rate for commercial properties in such area approximates 5.9% for office buildings. Net rents (like the LightCross lease) for office space approximate $13.50 to $15.75 per square foot and gross rents approximate $20.00 to $22.00 per square foot in this area.

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

         The building is 100% leased to GTE pursuant to a lease dated as of April 20, 1994, as subsequently amended by amendments dated as of July 29, 1994 and as of February 22, 1995 and as extended by an Extension Agreement and Supplement dated as of March 31, 2000. The renewed initial term of the lease expires on September 30, 2003, subject to two (2) five-year renewal options at a rate equal to the then market rate.

         The renewed lease requires approximate monthly rent of $259,873 through September 30, 2003 ($20.50 per square foot). GTE must also pay additional rent equal to excess electric charges and operating expenses over base levels. Registrant has agreed to cap most operating expenses at cumulative increases of five percent (5%) per annum for purposes of this lease.

         In connection with the lease extension, Registrant agreed to complete certain deferred maintenance projects. Registrant incurred approximately $462,800 in capital expenditures at the building during 2000. Registrant has expended an aggregate of approximately $3,281,900 in capital expenditures and tenant improvements at the building. Improvements made pursuant to the renewed lease include ADA renovations to the common areas and certain bathrooms, fire alarm and panel replacement, bathroom lighting and other upgrades, correction of water leaks, and sidewalk and gutter repairs.

         The Las Colinas office market includes approximately 12,120,463 square feet of Class "A" office space, of which approximately 86.8% was leased as of December 31, 2000. Weighted average rental rates for new leases at such properties are approximately $24.69 per square foot.

Tumi Building
(formerly Austin Place Building)

         On December 30, 1986, Registrant acquired the Tumi Building, a two-wing office building located in South Plainfield, New Jersey, for a purchase price of approximately $16,473,000, inclusive of acquisition fees. Registrant owns fee title to the Tumi Building and its underlying five acres of land, subject to the lien of the Fleet Loan. The property was built in 1986 and contains approximately 107,900 net rentable square feet for use as a multi-tenant facility (reduced from 108,000 square feet as a single tenant facility, but subsequently increased from 106,600 square feet due to tenant expansion into common areas).

         As of March 15, 2001, the property is approximately 78.2% leased, with 45,700 square feet leased to Tumi, Inc. (as discussed below) and the remainder at an average current rent of approximately

$18.30 per square foot. Such other leases expire in August 2001 (approximately 2,700 square feet), October and November 2005 (approximately 17,400 square feet), and June 2006 (approximately 18,600 square feet).

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

         Registrant has also entered into five year leases with AT&T Wireless PCS, LLC and Sprint Spectrum L.P. to permit installation and operation of cellular telephone towers on the roof of the Tumi Building. Each lease provides for annual rental payments of $19,800, automatic five-year renewal periods (five for AT&T and four for Sprint) and a three percent (3%) increase in rental payments at the commencement of each renewal period.

         On March 9, 1999, Gdynia America Line, Inc., a tenant occupying approximately 21,650 square feet (20.3%) in the Tumi Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, with a term expiring in May 2007 and annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. During 1999, Registrant wrote off approximately $718,000 of deferred rent and other receivables attributable to this lease. In July 2000, Registrant obtained a judgment in an action in the Superior Court of New Jersey Law Division; Middlesex County against Polish Ocean Lines in the approximate amount of $618,653, representing the amount of rent then unpaid under this lease, with interest thereon. Registrant has made a motion to increase the judgment to $4,080,200 plus interest thereon (estimated to be approximately $500,000), which motion is scheduled to be heard in May 2001. There can be no assurance that Registrant will succeed in collecting any part of this judgment.

         South Plainfield is included in the Route 287 submarket (approximately 6,830,000 square feet of which approximately 7.7% is vacant) of Middlesex County (approximately 16,700,000 square feet, of which 6.4% is vacant). Average rents for office space in the Route 287 submarket and Middlesex County approximate $19.69 and $21.74 per square foot, respectively. Registrant has expended approximately $3,110,000 for capital expenditures and tenant improvements, of which approximately $107,600 was incurred in 2000.

Marathon Oil Building (formerly, the Tenneco Building)

         On March 21, 1988, Registrant acquired the Marathon Oil Building (formerly the Tenneco Building), an office building located in Oklahoma City, Oklahoma, for approximately $10,736,000, inclusive of acquisition fees. Registrant owns fee title to the Marathon Oil Building with its 6.1 acres of underlying land, subject to the lien of the Fleet Loan. The property contains approximately 90,925 net rentable square feet on two floors, plus a 10,016 square foot basement.

         Marathon Oil Company leases approximately 65,700 square feet (including approximately 4,300 in the basement) in the building. Marathon renewed its lease to extend the term from February 2001 for an additional five-year term that expires in February 2006. The lease is subject to an additional renewal option for another five-year term. Marathon's lease also was amended in February 2001 to expand its space by approximately 700 square feet.

         Annual rent under Marathon's lease is approximately $716,488 ($11.25 per square foot, plus $6.00 per square foot for basement space), increasing to approximately $793,201 ($12.50 per square foot, plus $6.00 per square foot for basement space) in the third year and $869,915 ($13.75 per square foot, plus $6.00 per square foot for basement space) in the fourth and fifth years. Marathon must also pay additional rent equal to its proportionate share of any increases in operating costs of the building after 1996.

         Registrant has leased approximately an additional 17,240 square feet in the building at an average current rent of approximately $12.72 per square foot. These leases expire in December 2001 (approximately 5,900 square feet) and February 2002 (approximately 11,300 square feet). The remaining space (approximately 17.1% of the space) is vacant and Registrant is seeking a tenant for such space.

         Market conditions in the northwest section of Oklahoma City have continued recent improvements from the declines experienced after Registrant acquired the building. Such market contains approximately 4.9 million square feet of commercial space of which approximately 15.2% is vacant. Average rents for commercial space range from $8.50 to $21.00 per square foot, with an average rate of $14.48 per square foot. Although the vacancy rate increased slightly during 2000, rental rates continued the increases of recent years. Registrant has expended approximately $441,000 on capital and tenant improvements at this building, none of which were spent in 2000.

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

         475 Fifth Avenue is a 23-story office building with approximately 19,700 square feet of retail space on the first floor and basement, 215,400 square feet of office space, and 5,100 square feet of basement storage space. As of March 15, 2001, approximately 96.6% of the rentable square footage in the building was leased (including approximately 98.5% of the office space, 85.0% of the retail space, and 60.0% of the basement space), at an average current rent (base rent plus electric charges and prior year adjustments) of approximately $36.07 per square foot (approximately $34.25 per square foot of office space and $59.01 per square foot of retail space). Following is a schedule of the expirations of such leases.

                        Approximate                             Avg. Current
Expiration Year         Square Feet          % of Total         Rent/Sq. Ft.
---------------         -----------          ----------         ------------
2001                      24,893               10.5%               $37.45

2002                       6,799                2.9%               $33.40

2003                      11,416                4.8%               $37.11

2004                      18,783                7.9%               $45.85

2005                      30,714               13.0%               $44.28

2006                      22,243                9.4%               $29.97

2007                      14,537                6.1%               $47.58

2008                      47,399               20.0%               $26.81

2009                      52,095               22.0%               $34.96

         Registrant's leases generally provide for a base rent, inclusive of an electricity charge, plus additional rent in the form of a porter's wage and real estate tax escalation factors; Registrant may increase the electricity charge if a review demonstrates that Registrant's cost of obtaining such electricity exceeds the charge imposed on tenants. Certain tenants (leasing approximately 20% to 25% of the space in the building) have leases that provide for a base rent, inclusive of an electricity charge, plus additional rent in the form of operating expense and real estate tax escalation factors. In 1997, Registrant commenced a capital improvement program, designed to increase rental rates and the value of the building. In connection with obtaining the 475 Loan, a capital reserve schedule was prepared for 475 Fifth Avenue, detailing improvements aggregating approximately $1,840,000 over a 12-year period. Registrant has prepared an updated plan scheduling renovations at the building (including those in the capital reserve schedule), projected to cost approximately $3,915,000, of which approximately $487,000 had been completed before February 2001. These and other improvements that Registrant intends to make include the following: structural repairs, including roofing, facade, parapet, drain and drain line replacement and repairs (approximately $1,500,000); upgrading electric service and closets, relocating additional AC service, purchasing electrical equipment, and installing fuse panels on each floor (approximately $290,000); elevator modernization, including mechanical cables, security system, and interiors (approximately $575,000); continuing window replacement (approximately $205,000); installation of a sprinkler system, including main distribution and on each floor (approximately $800,000); continuing installation of hot water heating system (approximately $330,000); lobby and entrance renovation (approximately $150,000); security systems (approximately $50,000); and renovation of restrooms to comply with Americans with Disabilities Act requirements (approximately $15,000). In 2000, Registrant funded capital improvements and tenant improvements aggregating approximately $1,437,400 at 475 Fifth Avenue. Certain capital improvements can only be made as tenancies expire. Capital improvements and tenant improvements have been, and are expected in the future to be, funded from working capital, the repair reserve under the 475 Loan, and from anticipated increases in rental income.

         475 Fifth Avenue is situated in the Grand Central district of the New York City midtown market. Such district includes approximately 49,980,000 aggregate rentable square feet (vacancy rate of approximately 1.6%), of which approximately 43,177,000 are Class A buildings (1.5% vacancy rate) and

6,804,000 are Class B buildings (2.5% vacancy rate). Asking rents in this district average approximately $61.55 per square foot ($62.71 for Class A buildings and $54.22 for Class B buildings). The entire midtown market includes approximately 243,940,000 aggregate rentable square feet (188,717,000 in Class A buildings and 55,223,000 in Class B buildings), an approximate 1.9% vacancy rate (1.7% for Class A buildings and 2.7% for Class B buildings), and average asking rents of approximately $62.65 per square foot ($66.08 for Class A buildings and $50.92 for Class B buildings).

Alamo Towers

         On March 17, 1997, Registrant purchased the land, building and other improvements commonly known as the Alamo Towers, and situated in San Antonio, Texas for approximately $12,002,000, including capitalized closing and related costs. The Alamo Towers contains a multi-tenant office building comprised of approximately 191,000 square feet (reduced from approximately 196,000 square feet when Registrant acquired the property). Registrant owns fee title to the Alamo Towers, subject to the lien of the Fleet Loan.

         The Alamo Towers is an office building consisting of two stand-alone 8-story towers with approximately 182,700 square feet of office space and 8,300 square feet of basement space. As of March 1, 2001, approximately 83.0% of the rentable square footage of office space in the Alamo Towers was leased, at an average current rent (base rent plus escalation adjustments) of approximately $14.77 per square foot. Following is a schedule of expiration of such leases.

                         Approximate                                Avg. Current
Expiration Year          Square Feet          % of Total            Rent/Sq.Ft.
---------------          -----------          ----------            ------------
2001                       41,073                22.7%                 $15.27

2002                       26,240                14.5%                 $14.65

2003                       15,124                 8.4%                 $14.88

2004                       22,140                12.2%                 $14.86

2005                       11,767                 6.5%                 $14.23

2006                       31,213                17.3%                 $14.35

2007                        2,553                 1.4%                 $14.00


         The Alamo Towers has yet to achieve sustainable increases in occupancy rates, primarily because of the absence of a covered parking garage. Registrant's planned significant capital improvements for this Building were delayed in large part because of the capital improvements made at 475 Fifth Avenue. Registrant now intends to fully implement its program at Alamo Towers. In 2000, it neared completion of renovation of the lobby in the West Tower at an approximate cost of $460,000, of which $50,000 has yet to be spent. Registrant also relocated the building's mechanical plant, including replacement of all heating, ventilation, and air conditioning equipment, and upgraded the electrical capacity and distribution, at an approximate cost of $2,225,000, of which approximately $500,000 remains to be spent. Relocation of this plant will enable Registrant to construct a covered parking garage at an estimated cost of $6,000,000. Construction of the garage is tentatively scheduled for late in 2001 or in 2002 and is expected to take six to eight months to complete. Registrant has also been separating the heating and air conditioning systems to better regulate temperature through the building (estimated to cost $40,000) and may recaulk glass walls and windows (approximately $200,000). Registrant may install sprinklers on all floors of the towers, at an estimated cost of $250,000, but any such installation is unlikely to occur in the near future. Registrant intends to finance these capital improvements from the proceeds of loan drawdowns and/or from proceeds from any sales of properties. In 2000, Registrant expended approximately $2,890,100 in tenant improvements and capital improvements to the Alamo Towers.

         The San Antonio office market includes approximately 21,700,000 aggregate rentable square feet, of which approximately 11.9% is currently vacant. Asking rents in this market now average $17.52 per square foot. The north-central San Antonio market includes approximately 7,875,000 aggregate rentable square feet, of which approximately 9.7% is vacant and for which asking rents average approximately $18.26 per square foot. Class B buildings, including the Alamo Towers, feature an approximate 9.0% vacancy rate and an average asking rental rate of $16.97 per square foot.

Item 3.  Legal Proceedings.

         Except for its action against Polish Ocean Lines, Inc., Registrant does not know of any material legal proceedings, other than ordinary immaterial routine litigation incidental to its business, pending against or involving Registrant or any of its properties. The action against Polish Ocean Lines, Inc. is attributable to the rejection of its subsidiary's lease for space in the Tumi Building. See "Item 2. Properties - Tumi Building." Registrant obtained a judgment in the approximate amount of $618,653 in the Superior Court of New Jersey Law Division; Middlesex County in July 2000 and has moved to increase the amount of the judgment to $4,080,200, plus interest.

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

         Registrant has administered a Unit Repurchase Plan since 1995, pursuant to which Registrant, in its discretion, has purchased outstanding Units. Any such purchases are made at prices no higher than the lowest current independent offer quotation. During 2000, Registrant did not repurchase any Units. Repurchases both divert funds otherwise available for capital improvements and require a monthly reallocation of Unitholders' interests. For these reasons, Registrant limits future repurchases, if any, to the final one or two months of a calendar year. To provide an alternative outlet for Unit sales, the General Partners and their affiliates have, during any periods of suspension in Registrant's Unit Repurchase Plan, purchased Units on the same terms and conditions as under the Unit Repurchase Plan.

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

         As of March 27, 2001, there were 2,609 Unitholders of record.

         The following represents per Unit cash distributions to investors for the fiscal years ended December 31, 2000 and 1999.

                                  Distribution
Quarter Ended                     Per Unit                   Payment Date
-------------                     ------------               ------------

December 31, 2000                 $   0.30                   February 2001

September 30, 2000                $   0.30                   November 2000

June 30, 2000                     $   0.30                   August 2000

March 31, 2000                    $   0.30                   May 2000

December 31, 1999                 $   0.30                   February 2000

September 30, 1999                $   0.30                   November 1999

June 30, 1999                     $   0.30                   August 1999

March 31, 1999                    $   0.30                   May 1999


         There are no material legal restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Agreement of Limited Partnership, as amended through the date of this report. However, the Fleet Loan Agreements limit distributions to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of step rent receivables. See, however, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of economic conditions affecting Registrant's ability to make distributions in the future.

Item 6.  Selected Financial Data

                           Year Ended          Year Ended         Year Ended         Year Ended          Year Ended
                          December 31,        December 31,       December 31,       December 31,        December 31,
                              2000                1999               1998               1997                1996
                         -------------------------------------------------------------------------------------------
Operating Revenues         $15,554,869         $16,695,999        $19,752,206        $14,958,799          $9,142,369

Net Loss/Income             $1,808,954        $(2,828,104)         $1,930,984         $(420,892)            $677,914

Net Loss/Income
Per Unit (1)                     $0.60             $(0.94)              $0.64            $(0.14)               $0.22

Total Assets              $102,145,141        $107,255,707       $105,748,365       $100,946,968        $102,983,279

Long-Term Obligations      $51,335,864         $55,539,288        $46,930,800        $41,578,800         $39,955,200

Distributions
Per Unit (1)(2)                  $1.20               $1.20              $1.20              $1.20               $1.20

----------
(1) Per Unit numbers are based on 2,983,531 Units for 2000 and 1999 and a weighted average number of Units of 2,986,460, 3,022,492, and 3,087,170 for 1998, 1997, and 1996, respectively.

(2) Each year's distributions include funds distributed after the end of the year which are attributable to that year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         At December 31, 2000, Registrant had cash and receivables of approximately $2,853,000 as contrasted to accounts payable and accrued expenses of approximately $2,965,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant may obtain advances under the Fleet Loan and/or sell assets.

         In June 2000, Registrant sold the Flatiron Building for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds, the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. Registrant recognized a gain of approximately $5,111,000, excluding the amount held in escrow, for financial accounting purposes and a gain of approximately $6,257,000 for income tax purposes. Registrant used $10,000,000 of the proceeds from the sale of the Flatiron Building to partially pay down the Fleet Loan.

         In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant has drawn down an aggregate of approximately $21,441,000 under the amended Fleet Loan. Because the Fleet Loan requires monthly amortization of the outstanding principal balance, which amounts permanently reduce the maximum gross borrowings under the loan, Registrant currently can borrow approximately an additional $3,442,000 under the Fleet Loan.

         Registrant has been investing capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. Capital resources have been employed since the beginning of 2000 to make the following capital and tenant improvements: approximately $1,437,400 at 475 Fifth Avenue; approximately $107,600 at the Tumi Building; approximately $51,300 at the Monterey Park Building; approximately $462,800 at the Directory Building; and approximately $2,890,100 at Alamo Towers. Registrant may also require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at the Monterey Park Building (estimated at $1,390,000), 475 Fifth Avenue (estimated at $3,431,000) and Alamo Towers (estimated at $7,100,000). These additional capital improvements are expected to be made over several years.

         In March 1999, Gdynia America Line, Inc., which leased approximately 20% of the Tumi Building pursuant to a lease expiring in May 2007, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgment in the approximate amount of $618,600 against Polish Ocean Lines for amounts then due under the lease. Registrant has moved to increase the amount of such judgment to approximately $4,080,000, plus interest. There can be no assurance that Registrant will be successful in collecting any damages from Polish Ocean Lines. To the extent all or a portion of this space is unproductive for any length of time, Registrant may face an additional capital demand.

         To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. Registrant's quarterly distribution to partners for each of the four quarters of 2000 was $0.30 per Unit. Registrant intends to maintain this level of distributions through 2001 and, if possible, thereafter. However, to the extent Registrant's sources of capital are inadequate for its requirements, Registrant may need to reduce or suspend distributions to partners, incur additional indebtedness, and/or dispose of one or more of its properties.

         The 475 Loan and the Fleet Loan have provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The cost of such financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised.

         Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its distributable cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan Agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of step rent receivables.

Results of Operations

2000 versus 1999

         Rental revenues decreased by 1.8% from 1999 to 2000, primarily because the absence of revenues from the Flatiron Building after its sale in June 2000 more than offset increased occupancy and rental rates at 475 Fifth Avenue and increased rent payments under the renewed GTE lease for the Directory Building. In addition, lease cancellation fees decreased by 69.0% from the significant amounts received in 1999 with respect to the Monterey Park Building and 475 Fifth Avenue. Registrant's interest and other income decreased from 1999 to 2000 by 64.9% principally because of a loan break-up fee, reimbursement of real estate taxes with respect to 475 Fifth Avenue and write-offs of payables to former tenants of the Tumi Building, all of which occurred in 1999. As a result, total revenues decreased by 6.8% from 1999 to 2000.

         Interest expense in 2000 increased by 16.6% from 1999, both because of larger loan balances (the 475 Loan was funded in mid-1999) and higher interest rates. Depreciation increased by 1.0% in 2000 primarily because capital improvements made from 1997 through 2000 (primarily at 475 Fifth Avenue and Alamo Towers) more than offset the impact of selling the Flatiron Building in June 2000. Amortization decreased by 45.4% primarily because of the write-off in 1999 of leasing commissions on leases that were terminated early and financing costs under the Fleet Loan following partial prepayment of the loan. Property operating expenses increased by 1.6% in 2000 primarily because of higher occupancy and increased electric rates at 475 Fifth Avenue and Alamo Towers. Management fees decreased by 6.3% in 2000 from 1999 primarily due to property management fees computed as a percentage of Registrant's decreased rental revenues. Professional fees increased by 95.9% from 1999 to 2000 primarily because of legal fees incurred in connection with litigation against Polish Ocean Lines for amounts due under the Gdynia lease at the Tumi Building, the payment in 2000 of legal fees attributable to prior years, and increased auditing fees. The 77.1% decrease in bad debt expense reflects the relative absence of significant early terminations as contrasted to 1999, including the write-off of unpaid rent and deferred rent receivable from the Gdynia lease in the Tumi Building. The 5.5% increase in general and administrative expenses in 2000 from 1999 is primarily attributable to costs associated with changing Registrant's transfer agent, increased expenses incurred in preparing unitholders' tax information, and salary increases to Registrant's employees.

         Registrant's loss from real estate operations increased by 16.8% in 2000 as compared to 1999. After adjusting for non-cash items (depreciation, amortization, and bad debt expense), operations generated cash flows of approximately $1,415,022 in 2000 and $3,574,475 in 1999 (a 60.4% decrease).
These cash flows are not computed in accordance with generally accepted accounting principles ("GAAP") and contrast to net cash provided by operating activities (computed in accordance with GAAP) of $461,698 in 2000 and $467,101 in 1999. Registrant realized a gain on sale of real estate of $5,111,393 in 2000 from the sale of the Flatiron Building. Accordingly, Registrant realized net income of $1,808,954 in 2000 as contrasted to a net loss of $2,828,104 in 1999.

         The recognition of a loss from real estate operations is largely due to the interest expense associated with Registrant's capital improvement program at 475 Fifth Avenue and Alamo Towers, which has increased occupancy and rental rates. Registrant intends to continue its program, with a view towards leasing vacant space and releasing space covered by expiring leases. If successful this will provide additional rental revenues with little additional operating expenses (but necessitating significant capital expenditures).

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

         Interest expense in 1999 increased by 12.5% in 1999 from 1998, both because of larger loan balances (only a portion of the proceeds of the 475 Loan was used to pay down the Fleet Loan) and higher interest rates. Depreciation increased by 4.5% in 1999 primarily because of capital improvements made at 475 Fifth Avenue, the Tumi Building, and Alamo Towers during 1997, 1998 and 1999. Amortization increased by 75.8% primarily because of the write-off of leasing commissions on leases that were terminated early and financing costs under the Fleet Loan following partial prepayment of the loan. Property operating expenses increased by 3.9% in 1999 primarily because of increases in cleaning and electricity attributable to increased occupancy at 475 Fifth Avenue, the Tumi Building, and the Flatiron Building and because of higher real estate taxes at 475 Fifth Avenue, the Directory Building, and the Flatiron Building. Management fees decreased by 19.0% in 1999 from 1998 because of property management fees computed as a percentage of Registrant's decreased revenues from rental revenues and lease cancellation fees. Professional fees increased by 12.3%, and general and administrative expenses decreased by 16.9%, from 1998 to 1999 primarily because of the reclassification of transfer agent fees and other expenses as professional fees rather than general and administrative expenses. The 46.7% increase in bad debt expense is primarily attributable to the write-off of unpaid rent and deferred rent receivable from the Gdynia lease in the Tumi Building and from tenants vacating space prior to termination of their leases in 475 Fifth Avenue.

         Registrant realized a net loss of $2,828,104 in 1999 as compared to income of $1,930,984 in 1998. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of approximately $3,574,475 in 1999 and $7,048,258 in 1998 (a 49.3% decrease).
These cash flows are not computed in accordance with GAAP and contrast to net cash provided by operating activities (computed in accordance with GAAP) of $467,101 in 1999 and $5,466,720 in 1998. The significant decrease in net cash provided by operating activities is largely attributable to the increased interest expense and the reduction in lease cancellation fees from the extraordinary amounts of 1998.

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

         Registrant has obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant has also obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. Approximately 38% and 42% of Registrant's outstanding debt was subject to variable rates at December 31, 2000 and 1999, respectively. In addition, the average interest rate on Registrant's debt increased from 8.22% at December 31, 1999 to 8.44% at December 31, 2000. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

         The table below provides information about Registrant's debt instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                             Expected Maturity Date
                          -------------------------------------------------------------------------------------------
                                                                                     There-                      Fair
                             2001        2002        2003       2004        2005     After          Total       Value
                             ----        ----        ----       ----        ----     -------        -----       -----
                                                                (in thousands)
Secured Variable          $466          $455        $18,681     $ --       $ --        $ --        $19,602      $19,602

Average
Interest rate             7.1875%       7.1875%     7.1875%       --         --          --        7.1875%

Secured Fixed             $240          $261        $285        $301       $325        $30,322     $31,734      $32,482
Average
interest rate             8.27%         8.27%       8.27%       8.27%      8.27%       8.27%       8.27%

         Registrant believes that the interest rates given in the table for fixed rate borrowings are above the rates Registrant could currently obtain for instruments of similar terms and maturities. The fair values of such instruments are estimated using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at December 31, 2000 (estimated at 7.875% per annum).

         A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $196,000, based upon the balances outstanding on variable rate instruments at December 31, 2000.

Item 8.  Financial Statements and Supplementary Data

         See list of Financial Statements and Financial Statement Schedules at page F-2, filed as part of this report.

Quarterly Results of Operations (Unaudited)



                                                                     2000
                                    -------------------------------------------------------------------
                                                              Three Months Ended
                                    -------------------------------------------------------------------
                                    March 31          June 30             Sept. 30             Dec. 31
                                    --------          -------             --------             -------
                                              (Thousands of dollars, except per unit data)

     Total revenues                    $4,023          $3,955               $3,599             $3,978

     Total expenses                     4,624           4,520                4,418              5,295

     (Loss) from real estate
     operations before gain on
     sale of real estate                (601)           (565)                (819)            (1,317)

     Gain on sale of
     real estate                         ---            5,111                  ---                ---

     Net (loss) income                  (601)           4,546                (819)            (1,317)

     Per Unit of limited
     partnership interest:

     Net (loss) income                 (0.20)            1.51               (0.27)             (0.44)



                                                                     1999
                                    -------------------------------------------------------------------
                                                              Three Months Ended
                                    -------------------------------------------------------------------
                                    March 31          June 30             Sept. 30             Dec. 31
                                    --------          -------             --------             -------
                                              (Thousands of dollars, except per unit data)

     Total revenues                    $3,755          $4,215               $4,012              $4,714

     Total expenses                     4,062           4,087                4,407               6,968

     Net (loss) income                  (307)             128                (395)             (2,254)

     Per Unit of limited
     partnership interest:

     Net (loss) income                 (0.10)            0.04               (0.13)              (0.75)


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

         The directors and executive officers of the Corporate General Partner are as follows:

                                                                     Officer/
                                                                     Director
Name                        Age        Position                      Since
----                        ---        --------                      --------

Robert F. Gossett, Jr.      57         President, Treasurer
                                       and Director                  1994

Pauline G. Gossett          57         Secretary                     1994

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

         Registrant employs the following employees who make significant contributions to the business of Registrant:

                                                             Employee
Name                    Age       Position                   Since
----                    ---       --------                   --------

James N. Walsh          47        Property Manager           1997
Wallis J. Hoskins       47        Property Manager           1993
Veronica Rios           36        Property Manager           1999
Madeline Matlak         35        Fund Administrator         1994

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

         Based solely upon its review of copies of Forms 3, 4, and 5 received by it during 2000, and written representations from reporting persons that no other Forms 5 were required for such persons for 2000, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 2000 and prior years were complied with on a timely basis except as previously reported.

Item 11. Executive Compensation

         Registrant is not required to and did not pay remuneration to the officers and directors of the Corporate General Partner. However, the General Partners and/or their affiliates receive compensation for services performed for Registrant.

                           Summary Compensation Table

                                             Share of
                                          Adjusted Cash         Management           Leasing             Expense
                              Year        From Operations       Fees               Commissions        Reimbursement
                              ----        ---------------       ----------         -----------        -------------
Corporate General
Partner                       2000           $28,931              $824,040            $ -0-              $56,000

Individual General
Partner                       2000            $7,233              $206,010            $ -0-              $14,000

Corporate General
Partner                       1999           $28,822              $879,765            $ -0-              $44,000

Individual General
Partner                       1999            $7,205              $219,941            $ -0-              $11,000

Corporate General
Partner                       1998           $29,005            $1,086,137            $ -0-              $44,000

Individual General
Partner                       1998            $7,251              $271,534            $ -0-              $11,000


See Item 13 - "Certain Relationships and Related Transactions" for a discussion of the above compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of February 28, 2001 as to persons known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

           Name and Address                          Amount and                             Percent
                  Of                                 Nature of                                 Of
           Beneficial Owner                     Beneficial Ownership                         Class
           ----------------                     --------------------                        -------
Vance, Teel & Company, Ltd.(1)
406 E. 85th Street                                    336,306                                11.3%
New York, New York 10028

----------

(1) Each of Robert F. Gossett, Jr., the Individual General Partner and the President of the Corporate General Partner, and Pauline G. Gossett, the Secretary of the Corporate General Partner, own a 25% proportionate interest in Vance, Teel & Company, Ltd.

         The following table sets forth information as of February 28, 2001 with respect to the beneficial ownership of Units of Registrant by (i) each of the General Partners, (ii) each of the directors and executive officers of the Corporate General Partner, and (iii) all General Partners and executive officers and directors of the Corporate General Partner, as a group.

                                            Amount and
Name of                                     Nature of
Beneficial                                  Beneficial                 Percent
Owner                                       Ownership                  of Class
----------                                  ----------                 --------
1345 Realty Corporation(1)                  -0-                        0%

Robert F. Gossett, Jr.(2)                   84,076.5                   2.8%

Pauline G. Gossett(3)                       84,076.5                   2.8%

All General Partners and
Directors and Executive
Officers as a group
(3 persons)                                 168,153                     5.6%


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

         The General Partners received $36,164 ($28,931 to the Corporate General Partner and $7,233 to the Individual General Partner) as their allocable share (1%) of adjusted cash from operations with respect to the year ended December 31, 2000. For the year ended December 31, 2000, $18,090 (1%) of Registrant's net income was allocated to the General Partners ($14,472 to the Corporate General Partner and $3,618 to the Individual General Partner).

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

management services for Registrant's properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases. During the year ended December 31, 2000, the General Partners earned and were paid an aggregate of $1,030,050 of such management fees ($824,040 to the Corporate General Partner and $206,010 to the Individual General Partner).

         The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at a rate equal to 3% of the gross revenue for the first five years of each lease signed where the General Partners performed such leasing services. During the year ended December 31, 2000, no such fees were paid to the General Partners.

         During the year ended December 31, 2000, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant's operations aggregating $70,000 ($56,000 to the Corporate General Partner and $14,000 to the Individual General Partner).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)(1), (2)          See page F-2.
                                                                      Sequential
                                                                         Page
                                                                        Number
                                                                      ----------
                  (a)(3)      Exhibits:

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

                 10.(a)       Property Management Agreement,
                              incorporated by reference to Exhibit
                              10B to the Registration Statement.

                    (b)       Lease dated as of April 20, 1994
                              between Registrant and GTE with
                              respect to the Directory Building.(1)

                    (c)       Amendment No. 1 to Lease dated as
                              of July 29, 1994 between Registrant
                              and GTE.(1)

----------
(1) Incorporated by reference to Exhibits 10(y), (z), and (aa) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)  Incorporated by reference to Exhibits 10 (k), (m), (n), (q), (r), (t), (u),
(v), and (w) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                    (d)      Amendment No. 2 to Lease dated as
                             of February 22, 1995 between
                             Registrant and GTE.(1)

                    (e)      Extension Agreement and Supplement
                             dated as of March 31, 2000 between
                             Registrant and GTE.

                    (f)      Environmental Compliance and
                             Indemnification Agreement dated
                             __________, 1996, made by
                             Registrant.(2)

                    (g)      Deed of Trust, Assignment of Rents,
                             Security Agreement and Fixture Filing
                             dated September 26, 1996, made by
                             Registrant with respect to the Monterey
                             Park Building.(2)

                    (h)      First Amendment to Deed of Trust
                             dated December __, 1996, made by
                             Registrant with respect to the
                             Monterey Park Building.(2)

                    (i)      Mortgage, Assignment of Leases and
                             Rents and Security Agreement dated
                             September 26, 1996, made by
                             Registrant with respect to the Tumi
                             Building.(2)

                    (j)      First Amendment to Mortgage dated
                             December __, 1996, made by
                             Registrant with respect to the Tumi
                             Building.(2)

                    (k)      Mortgage, Assignment of Leases
                             and Rents, Security Agreement
                             and Fixture Filing dated September
                             26, 1996, made by Registrant with
                             respect to the Marathon Oil
                             Building.(2)

                    (l)      First Amendment to Mortgage dated
                             December __, 1996, made by
                             Registrant with respect to the
                             Marathon Oil Building.(2)

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

                    (n)      First Amendment to Deed of Trust
                             dated December __, 1996, made by
                             Registrant with respect to the
                             Directory Building.(2)

                    (o)      Amended and Restated Loan Agreement
                             dated as of October 12, 2000
                             between Registrant and Fleet
                             National Bank.

                    (p)      Amended and Restated Secured
                             Promissory Note dated October 12,
                             2000, made by Registrant.

                    (q)      Second Amendment to Deed of Trust,
                             Assignment of Rents, Security
                             Agreement and Fixture Filing dated
                             as of October 12, 2000 made by
                             Registrant with respect to the
                             Directory Building.

                    (r)      Second Amendment to Deed of Trust,
                             Assignment of Rents, Security Agreement
                             and Fixture Filing dated as of October
                             12, 2000 made by Registrant with respect to Alamo Towers.

                    (s)      Third Amendment to Deed of Trust,
                             Assignment of Rents, Security Agreement
                             and Fixture Filing dated as of October
                             12, 2000 made by Registrant with respect to the Monterey Park Building.

                    (t) Third Amendment to Mortgage, Assignment of Leases and Rents and Security
                             Agreement dated as of October 12, 2000
                             made by Registrant with respect to the
                             Tumi Building.

                    (u) Third Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of October 12, 2000 made by Registrant with respect to the Marathon Oil Building.

                    (v)      Splitter Agreement dated as of
                             August 9, 1999 between Fleet Bank
                             and Registrant.(3)

                    (w)      Demand Note dated August 9, 1999
                             made by Registrant.(3)

                    (x)      Assignment of Mortgages and Note
                             dated as of August 9, 1999 made by
                             Registrant with respect to 475
                             Fifth Avenue.(3)

                    (y)      Consolidated and Restated
                             Promissory Note dated August 9,
                             1999 made by 475 Fifth Avenue
                             Limited Partnership.(3)

                    (z)      Mortgage Consolidation, Assignment
                             of Rents, Security Agreement and
                             Fixture Filing made as of August
                             9, 1999 by 475 Fifth Avenue Limited
                             Partnership to and for the benefit
                             of Heller Financial, Inc.(3)

                    (aa)     Letter Agreement dated August 9,
                             1999 made by Robert F. Gossett, Jr.
                             to and for the benefit of Heller.(3)

                    (bb) Manager's Agreement, Subordination and Consent to Assignment dated as of August 9, 1999 made by Registrant to and for the benefit of Heller.(3)

----------

(3)   Incorporated by reference to Exhibits 10 (v), (w), (x), (y), (z), (aa),
(bb), and (cc) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                    (cc)     Hazardous Substance Indemnification
                             Agreement dated as of August 9, 1999
                             made by 475 Fifth Avenue Limited
                             Partnership and Robert F. Gossett, Jr.
                             to and for the benefit of Heller.(3)

                    (dd)     Lease dated as of November 17, 2000
                             between Registrant and LightCross, Inc.
                             with respect to the Monterey Park Building.

                    (ee)     Purchase and Sale Agreement dated
                             as of May 22, 2000 between
                             Registrant and Invesco Realty
                             Advisors with respect to the
                             Flatiron Building, incorporated
                             by reference to Exhibit 2 to
                             Registrant's Current Report on
                             Form 8-K dated May 25, 2000.


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

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                  List of Consolidated Financial Statements and
                   Consolidated Financial Statement Schedules


The following consolidated financial statements of Corporate Realty Income Fund I, L.P. and Subsidiaries are included in Item 8:


Report of Independent Auditors - Ernst & Young LLP..........................F-3


Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2000 and 1999................F-4
Consolidated Statements of Operations for the years ended
   December 31, 2000, 1999 and 1998.........................................F-5
Consolidated Statements of Changes in Partners' Capital
   for the years ended December 31, 2000, 1999 and 1998.....................F-6
Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999 and 1998.........................................F-7
Notes to Consolidated Financial Statements..................................F-8
Schedule III - Real Estate and Accumulated Depreciation.....................F-21

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

                        Report of Independent Auditors

To the Partners of
Corporate Realty Income Fund I, L.P.

We have audited the accompanying consolidated balance sheets of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Realty Income Fund I, L.P. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

New York, New York
January 29, 2001

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                                    December 31,
                                                                               2000              1999
                                                                        ----------------------------------
Assets
Real estate, at cost:
   Land                                                                 $     18,795,477   $   19,875,846
   Buildings and improvements                                                 94,703,273       98,067,344
   Equipment and furniture                                                       242,302          242,302
                                                                        ----------------------------------
                                                                             113,741,052      118,185,492
   Less accumulated depreciation                                              25,197,692       24,361,971
                                                                        ----------------------------------
                                                                              88,543,360       93,823,521

Cash and cash equivalents at cost, which approximates market value             2,411,748        3,322,319
Accounts receivable, net of allowance for doubtful accounts of
   $134,679 in 2000 and 1999                                                     440,796          578,480
Due from general partners                                                        273,252                -
Note receivable, net of unamortized discount of $20,463 in 2000 and
   $32,464 in 1999, and allowance of $175,768 in 2000 and 1999                   184,723          244,643
Deferred rent receivable                                                       2,523,954        2,479,583
Deferred financing costs, net of accumulated amortization of
   $1,918,751 in 2000 and $1,625,303 in 1999                                   1,281,303          965,492
Lease commissions, net of accumulated amortization of $1,973,860 in
   2000 and $1,583,597 in 1999                                                 2,864,780        2,168,412
Escrow deposits                                                                2,823,307        2,866,682
Deposits and other assets                                                        797,918          806,575
                                                                        ----------------------------------
Total assets                                                            $    102,145,141   $  107,255,707
                                                                        ==================================

Liabilities and partners' capital
Accounts payable and accrued expenses                                   $      2,965,347   $    2,599,574
Mortgage loans payable                                                        51,335,864       55,539,288
Due to general partners                                                                -           63,534
Other liabilities                                                              1,629,885        1,031,820
                                                                        ----------------------------------
Total liabilities                                                             55,931,096       59,234,216

Commitments and contingencies

Partners' capital:
   General partners:
     Capital contributions                                                         1,000            1,000
     Net income                                                                  385,045          366,955
     Cash distributions                                                         (639,391)        (603,227)
                                                                        -----------------------------------
                                                                                (253,346)        (235,272)
                                                                        -----------------------------------
   Limited partners: ($25 per unit; 4,000,000 units authorized,
    2,983,531 issued and outstanding in 2000 and 1999)
     Capital contributions, net of offering costs                             71,724,856       71,724,856
     Net income                                                               38,119,282       36,328,418
     Cash distributions                                                      (63,376,747)     (59,796,511)
                                                                        -----------------------------------
                                                                              46,467,391       48,256,763
                                                                        -----------------------------------
Total partners' capital                                                       46,214,045       48,021,491
                                                                        -----------------------------------
Total liabilities and partners' capital                                 $    102,145,141   $  107,255,707
                                                                        ===================================

See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                                               For the years ended December 31,
                                                            2000             1999              1998
                                                      ----------------------------------------------------
Revenue:
   Rental                                             $     15,109,228    $   15,387,502   $   15,513,474
   Lease cancellation                                          102,469           330,062        4,167,685
   Interest and other income                                   343,172           978,435           71,047
                                                      ----------------------------------------------------
                                                            15,554,869        16,695,999       19,752,206
                                                      ----------------------------------------------------
Expenses:
   Interest                                                  4,356,650         3,736,687        3,320,457
   Depreciation                                              3,486,070         3,452,891        3,304,509
   Amortization                                                958,010         1,753,623          997,515
   Property operations                                       7,742,251         7,622,547        7,336,498
   Management fees - affiliate                               1,030,050         1,099,706        1,357,671
   Professional fees                                           675,940           345,000          307,208
   Bad debt expense                                            273,381         1,196,065          815,250
   General and administrative                                  334,956           317,584          382,114
                                                      ----------------------------------------------------
                                                            18,857,308        19,524,103       17,821,222
                                                      ----------------------------------------------------

(Loss) income from real estate operations                   (3,302,439)       (2,828,104)       1,930,984
Gain on sale of real estate                                  5,111,393                 -                -
                                                      ----------------------------------------------------
Net income (loss)                                     $      1,808,954    $   (2,828,104)  $    1,930,984
                                                      ====================================================

Net income (loss) allocated:
   General partners                                   $         18,090    $      (28,281)  $       19,310
   Limited partners                                          1,790,864        (2,799,823)       1,911,674
                                                      ----------------------------------------------------
                                                      $      1,808,954    $   (2,828,104)  $    1,930,984
                                                      ====================================================

Net income (loss) per unit of limited partnership
   interest                                           $           0.60     $       (0.94)  $         0.64
                                                      ====================================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Consolidated Statements of Changes in Partners' Capital


                                                                               General         Limited
                                                           Total               Partners        Partners
                                                       --------------------------------------------------
Partners' capital (deficit) at
   December 31, 1997                                   $    56,240,183     $    (154,018)  $  56,394,201
     Redemption of units                                       (93,310)                -         (93,310)
     Cash distributions to partners                         (3,625,596)          (36,256)     (3,589,340)
     Net income                                              1,930,984            19,310       1,911,674
                                                       --------------------------------------------------
Partners' capital (deficit) at
   December 31, 1998                                        54,452,261          (170,964)     54,623,225
     Cash distributions to partners                         (3,602,666)          (36,027)     (3,566,639)
     Net loss                                               (2,828,104)          (28,281)     (2,799,823)
                                                       --------------------------------------------------

Partners' capital (deficit) at
   December 31, 1999                                        48,021,491          (235,272)     48,256,763
     Cash distributions to partners                         (3,616,400)          (36,164)     (3,580,236)
     Net income                                              1,808,954            18,090       1,790,864
                                                       --------------------------------------------------
Partners' capital (deficit) at
   December 31, 2000                                   $    46,214,045      $   (253,346)  $  46,467,391
                                                       ==================================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                 For the years ended December 31,
                                                              2000            1999             1998
                                                        ---------------------------------------------------
Operating activities
Net income (loss)                                        $    1,808,954  $   (2,828,104)  $    1,930,984
                                                        ---------------------------------------------------
Adjustments to reconcile net income (loss)
 to net cash provided by operating
  activities:
   Depreciation and amortization                              4,444,080       5,206,514        4,302,024
   Gain on sale of real estate                               (5,111,393)              -                -
   (Increase) decrease in deferred rent receivable             (142,531)        159,032          316,769
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable                 137,684         159,137         (259,237)
     Change in due to/from general partners                    (336,786)        158,550           63,232
     Decrease (increase) in note receivable                      59,920         279,736         (521,751)
     Decrease (increase) in escrow deposits -
      operating                                                 523,848        (885,658)               -
     Increase in lease commissions                           (1,505,194)       (497,390)      (1,460,007)
     Decrease (increase) in deposits and other assets             8,657        (550,806)        (142,613)
     (Increase) decrease in accounts payable and
      accrued expenses                                          410,859        (383,687)         996,988
     (Increase) decrease in other liabilities                   163,600        (350,223)         240,331
                                                        ---------------------------------------------------
Total adjustments                                            (1,347,256)      3,295,205        3,535,736
                                                        ---------------------------------------------------
Net cash provided by operating activities                       461,698         467,101        5,466,720
                                                        ---------------------------------------------------

Investing activities
Increase in escrow deposits - investing                         (46,008)     (1,981,024)               -
Proceeds from sale of real estate                            12,142,626               -                -
Acquisition of real estate                                   (5,039,804)     (3,450,996)      (3,606,069)
                                                        ---------------------------------------------------
Net cash provided by (used in) investing activities           7,056,814      (5,432,020)      (3,606,069)
                                                        ---------------------------------------------------

Financing activities
Deferred financing costs                                       (609,259)       (834,019)        (234,150)
Proceeds from mortgage loan payable                          19,641,440      35,000,000        6,400,000
Repayments of mortgage loan payable                         (23,844,864)    (26,391,512)      (1,048,000)
Redemption of units                                                   -               -          (93,310)
Cash distributions to partners                               (3,616,400)     (3,602,666)      (3,625,596)
                                                        ---------------------------------------------------
Net cash (used in) provided by financing activities          (8,429,083)      4,171,803        1,398,944
                                                        ---------------------------------------------------

Net (decrease) increase in cash and cash equivalents           (910,571)       (793,116)       3,259,595
Cash and cash equivalents at beginning of year                3,322,319       4,115,435          855,840
                                                        ---------------------------------------------------
Cash and cash equivalents at end of year                 $    2,411,748  $    3,322,319   $    4,115,435
                                                        ===================================================

See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000


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

During 1998, 8,680 units were redeemed from unitholders and canceled. There were no unit redemptions during 2000 and 1999.

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

Deferred Rent

Rental income is recognized on the straight-line basis over the entire term of the lease including rent-free periods. Accordingly, rental income for the years ended December 31, 2000, 1999 and 1998, includes approximately $221,900, $615,300 and $498,500, respectively, of the excess of income on the straight-line basis over the actual amount billed.

During 2000, the Partnership wrote off deferred rent receivable of approximately $79,400, of which approximately $76,700 and $2,700 related to tenants vacating 475 Fifth Avenue and Alamo Towers respectively, prior to the expiration of their lease terms. During 1999, the Partnership wrote off deferred rent receivable of approximately $774,400, of which approximately $407,200, $338,200, and $29,000 related to tenants vacating the Tumi Building, 475 Fifth Avenue, and the Monterey Park Building, respectively, prior to the expiration of their lease terms. During 1998, the Partnership wrote-off deferred rent receivable of approximately $815,300, of which approximately $750,300 and $65,000 related to tenants vacating the Tumi Building and 475 Fifth Avenue, respectively, prior to the expiration of their lease terms. Such write-offs are included in bad debt expense in the accompanying statements of operations.

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

The fair value of the Partnership's fixed rate long term borrowings are estimated using discounted cash flow analyses, based on current borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value of the Partnership's fixed rate long term debt at December 31, 2000 is approximately $31,734,000 and $32,482,000, respectively.

Segments

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", ("Statement 131") requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

The Partnership is engaged in owning and managing office properties and has one reportable segment, office real estate. The primary sources of revenue are tenant rents and escalations and reimbursement revenue. Real estate property operating expenses primarily consist of security, maintenance and utility costs.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which discusses the SEC's views on the recognition of revenues from certain transactions. SAB 101 was required to be adopted by the end of the 2000 fiscal year. The Partnership did not experience a material impact on its financial position and results of operations as a result of adopting SAB 101.

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

Use of Estimates

The general partners have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States. Actual results could differ from those estimates.

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

The building was fully leased to GE through October 21, 1995. In October 1995, GE renewed its lease with respect to 52% of the rentable area of the building for a term which was due to expire in October 2000. During 1998, the Partnership earned a lease cancellation fee of approximately $105,000 as GE terminated its lease prior to the end of its lease term. The remaining 48% of the building was leased to American Color Graphics, Inc. for a term which was due to expire in July 2002. During 1999, American Color Graphics vacated the property and paid a lease cancellation fee of approximately $140,000. During 2000, the building was approximately 45% leased to one tenant under a lease which expired in November 2000. In November 2000, the Partnership entered into a 10 year net lease with a tenant for the entire building. The tenant is expected to occupy the building in early 2001, after certain improvements to the building are completed.

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

As of December 31, 2000, the building was 100% leased to GTE Directories Corporation for a term which expires on September 30, 2003, subject to two five year renewal options. Rent from the tenant represented 18%, 16%, and 14% of the Partnership's total rental revenue in 2000, 1999 and 1998, respectively.

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

As of December 31, 2000, the building was approximately 70% leased to various tenants under leases with remaining terms ranging from one to eight years.

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

During 1998, two tenants, The Austin Company and PNC Mortgage, paid lease cancellation fees of approximately $3,337,000 and $397,000, respectively, to terminate their leases prior to the end of their lease terms.

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

On June 30, 2000, the Partnership sold the Flatiron Building for $13,050,000 and recognized a gain of approximately $5,111,000, net of closing costs of approximately $473,000. Proceeds from the sale of $10,000,000 were used to partially pay down the Mortgage (Note 7).

An escrow account of $434,466 was established from the proceeds of the sale which will be released to the Partnership upon finding a replacement for a tenant who applied for bankruptcy protection. The recognition of gain on sale, to the extent held in such escrow, has been deferred.

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

As of December 31, 2000, the building was approximately 93% leased to various tenants under leases with remaining terms ranging from two months to five years. The Marathon Oil Company leases approximately 65,000 square feet of space pursuant to a lease which expires in February, 2006. A former affiliate of Marathon leases approximately 22,300 square feet of space pursuant to a lease which expires in February, 2001. Approximately 5,900 square feet of the remaining space is leased to another tenant for a remaining term of one year.

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

As of December 31, 2000, the building was approximately 95% leased to various tenants under operating leases with remaining terms ranging from one to nine years.

During 2000 and 1999, the Partnership earned lease cancellation fees of approximately $70,000 and $190,000, respectively, from tenants who terminated their leases prior to the end of their lease terms.

Alamo Towers

On March 17, 1997, the Partnership purchased an office building and the underlying land located in San Antonio, Texas, for a purchase price, including capitalized closing and related costs, of approximately $12,002,000. The building contains approximately 196,000 net rentable square feet.

As of December 31, 2000, the building was approximately 84% leased to various tenants under operating leases with remaining terms ranging from one to seven years.

During 2000 and 1998, the Partnership earned lease cancellation fees aggregating approximately $32,000 and $131,000, respectively, from several tenants who terminated leases prior to the end of their respective lease terms.

5. Leases

Minimum future rentals from tenants under noncancellable operating leases as of December 31, 2000 are approximately as follows:

         2001                               $      13,443,000
         2002                                      12,676,000
         2003                                      11,532,000
         2004                                       8,592,000
         2005                                       7,394,000
         Thereafter                                15,187,000
                                           --------------------
         Total                              $      68,824,000
                                           ====================

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 2000, 1999 and 1998, escalation charges amounting to approximately $1,846,000, $2,034,000 and $2,152,000, respectively, have been included in rental income.

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

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 2000, 1999 and 1998:

                                                            2000          1999            1998
                                                     ----------------------------------------------
         Partnership management fees                  $    106,508   $    250,908     $    254,544
         Property management fees                          923,542        848,798        1,103,127
         Administrative expenses                            70,000         55,000           55,000

There were no leasing commissions billed by the general partner in 2000, 1999 and 1998.

7. Loans Payable

On September 26, 1996, the Partnership entered into a $24,000,000 senior secured revolving credit facility (the "Mortgage"). The purpose of the Mortgage was to refinance the existing $7,800,000 secured revolving line of credit, to provide working capital for tenant improvements and leasing commissions with respect to the properties owned by the Partnership, and to provide funds for the acquisition of additional properties. On December 6, 1996, the Partnership amended the Mortgage, increasing the principal amount to $44,000,000. On September 25, 1998, the Partnership further amended the Mortgage. The terms of the Mortgage, as amended, provided for a term of four years and provided for maximum gross borrowings of $49,000,000. On August 9, 1999, the Partnership divided the Mortgage into two notes. One note, in the amount of $22,594,880, was secured by the New York Building, and the second note in the amount of $26,405,120 was secured by the six other properties owned by the Partnership. The loan secured by the New York Building was repaid in 1999. As a result of the Mortgage borrowing capacity reduction, approximately $251,000 of unamortized loan fees were written off during 1999.

On October 12, 2000, the Partnership entered into an Amended and Restated Loan Agreement in connection with the Mortgage (the "New Mortgage"). The terms of the New Mortgage provide for maximum gross borrowings of $25,000,000, of which

$19,641,440 was advanced on October 12, 2000. The loan commitment will be permanently reduced by required monthly principal payments and any prepayments. The New Mortgage provides for an initial maturity date of September 30, 2003, however, the Partnership has the option to extend the maturity date for two additional one year periods provided that certain conditions are met. The New Mortgage is secured by the properties owned by the Partnership, other than the New York Building.

Borrowings under the New Mortgage bear interest monthly at a rate, selected at the option of the Partnership at the time of the associated borrowing, based on
(i) the prime rate plus .50% or (ii) the applicable LIBOR rate plus 2%. The New Mortgage requires monthly amortization of principal in an amount equal to 1/500th of the outstanding principal on the first day of the applicable month with a final payment of the then outstanding balance due at maturity. Borrowings bearing interest based upon the prime rate can be prepaid any time without penalty. The LIBOR based advances can be prepaid at the end of the interest periods without penalty, and during the interest period subject to a penalty. Upon the sale of any property, the Partnership is required to repay principal on the total indebtedness under the New Mortgage in an amount equal to 110% of that portion of the outstanding balance of the loan attributable to the sold property, as defined in the New Mortgage agreement, or 100% of the sales price, if greater, for Alamo Towers and The Directory Building. The New Mortgage requires the Partnership to comply with certain covenants, including but not limited to, maintenance of certain financial ratios.

In addition, the New Mortgage provides that the Partnership may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-offs of deferred rent receivables.

At December 31, 2000, $19,602,158 was outstanding under the New Mortgage at an interest rate of approximately 8.71% based on (ii) above.

In connection with obtaining the New Mortgage, the Partnership incurred fees and expenses of $609,259 which have been capitalized and are being amortized over the term of the loan agreement.

On August 9, 1999, the Partnership obtained a $32,000,000 fixed rate mortgage (the "New York Loan"). The loan is secured by the New York Building, matures on September 1, 2009, and bears interest on the outstanding balance, payable monthly, at a fixed rate of 8.27%. The terms of the note require monthly principal and interest payments of $240,855. During 1999, approximately $23,381,000 of the loan proceeds was used to repay the note secured by the New York Building. In connection with the New York Loan, the Partnership incurred fees aggregating approximately $834,000. These fees have been deferred and are being amortized over the term of the New York Loan. As of December 31, 2000, the outstanding balance of the loan was $31,733,706. The New York Loan may not be prepaid prior to September 2, 2002. Thereafter, the New York Loan can be prepaid in full and not in part, subject to a prepayment penalty. Pursuant to the New York Loan agreement, the Partnership had approximately $2,369,000 on deposit at December 31, 2000 in restricted funds for capital improvements, repairs and replacements, and real estate taxes.

Minimum future principal payments pursuant to the Partnership's loan agreements as of December 31, 1999 are as follows:

         2001                           $         705,625
         2002                                     715,522
         2003                                  18,966,605
         2004                                     301,159
         2005                                     324,967
         Thereafter                            30,321,986
                                       --------------------
         Total                          $      51,335,864
                                       ====================

8. Supplemental Disclosure of Cash Flow Information

                                                            2000             1999              1998
                                                     ------------------------------------------------------
      Cash paid during the year for interest          $    4,388,197    $    3,653,401  $     3,289,728
                                                     ======================================================

9. Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the "Plan") in accordance with Section 401(K) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions. For the periods ended December 31, 2000, 1999 and 1998, the Partnership had not made any contributions to the Plan.

10. Earnings and Distributions per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 2,983,531 (2000 and 1999) and 2,986,460 (1998) weighted average limited partnership units outstanding.

For the three years ended December 31, 2000, there were no partnership unit equivalents and, in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 2000, were computed based on the weighted average limited partnership units outstanding.

Distributions per limited partnership unit were $1.20 for the years ended December 31, 2000 and 1999.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2000

                                                                   Costs
                                                                Capitalized
                                                               Subsequent to    Gross Amount at Which
                                          Initial Cost (B)      Acquisition  Carried at Close of Period
                                     -------------------------------------------------------------------
                                                  Building                                 Building                 Accumulated
                      Encumbrances                  and       Building and                   and          Total    Depreciation
  Description             (A)         Land      Improvements  Improvements     Land      Improvements      (C)          (D)
---------------------------------------------------------------------------------------------------------------------------------
Office Building
 Monterey Park, CA    $   960,506   $ 1,762,126  $ 2,459,141  $   140,692   $ 1,762,126  $ 2,599,833   $ 4,361,959  $   972,780
Office Building
 Las Colinas, TX        7,056,777     4,925,745   19,702,979    3,281,901     4,925,745   22,984,880    27,910,625    9,639,098
Office Building
 So. Plainfield, NJ     4,645,711     3,147,912   13,378,294    3,109,093     3,147,912   16,487,387    19,635,299    6,217,081
Office Building
 San Antonio, TX        5,174,970     2,408,000    9,636,883    3,781,427     2,408,000   13,418,310    15,826,310    1,192,456
Office Building
 Oklahoma City, OK      1,764,194     1,063,694    9,713,348      440,750     1,063,694   10,154,098    11,217,792    3,465,812
Office Building
 New York, NY          31,733,706     5,488,000   21,951,998    7,349,069     5,488,000   29,301,067    34,789,067    3,710,465

                      -----------------------------------------------------------------------------------------------------------
                      $51,335,864   $18,795,477  $76,842,643  $18,102,932   $18,795,477  $94,945,575   $113,741,052 $25,197,692
                      ===========================================================================================================
                                                         Life on Which
                         Date of           Date           Depreciation
                       Construction      Acquired         Is Computed
                      -------------------------------------------------
Office Building
 Monterey Park, CA        1985          July, 1986        5 to 40 years
Office Building
 Las Colinas, TX          1982         October, 1986      5 to 40 years
Office Building
 So. Plainfield, NJ       1986        December, 1986      5 to 40 years
Office Building
 San Antonio, TX        1975/1980       March, 1997       5 to 40 years
Office Building
 Oklahoma City, OK        1986          March, 1988       5 to 40 years
Office Building
 New York, NY             1925        December, 1996      5 to 40 years

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 2000


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

(C)  Reconciliation Summary of Transactions - Real Estate Owned

                                                             Years Ended December 31,
                                                    2000              1999               1998
                                                ----------------------------------------------------
     Balance at beginning of year                $  118,185,492   $  115,495,174   $  112,116,734
     Net additions during the year                    5,039,804        3,450,996        3,606,069
     Cost of real estate sold                        (9,395,006)               -                -
     Write off fully depreciated assets                 (89,238)        (760,678)        (227,629)
                                                ----------------------------------------------------
     Balance at close of year                    $  113,741,052   $  118,185,492   $  115,495,174
                                                ====================================================

     The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2000 was approximately $114,363,200.

(D)  Reconciliation Summary of Transactions - Accumulated Depreciation

                                                             Years Ended December 31,
                                                       2000            1999            1998
                                                -------------------------------------------------
     Balance at beginning of year                $  24,361,971   $  21,669,758   $  18,592,878
     Depreciation charged to expense                 3,486,070       3,452,891       3,304,509
     Accumulated depreciation of real estate
        sold                                        (2,561,111)              -               -
     Write-off of fully depreciated assets             (89,238)       (760,678)       (227,629)
                                                -------------------------------------------------
     Balance at close of year                    $  25,197,692   $  24,361,971   $  21,669,758
                                                =================================================

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


                                     CORPORATE REALTY INCOME FUND I, L.P.
                                     (Registrant)


                                     By:  1345 REALTY CORPORATION
                                          as Corporate General Partner



Dated: March 29, 2001                By:  /s/ Robert F. Gossett, Jr.
                                          --------------------------------------
                                          ROBERT F. GOSSETT, JR.,
                                          President



Dated: March 29, 2001                By:  /s/ Robert F. Gossett, Jr.
                                          --------------------------------------
                                          ROBERT F. GOSSETT, JR.
                                          Individual General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.


                                     1345 REALTY CORPORATION


Dated: March 29, 2001                By:  /s/ Robert F. Gossett, Jr.
                                          --------------------------------------
                                          Robert F. Gossett, Jr.
                                          President, Director



Dated: March 29, 2001                By:  /s/ Pauline G. Gossett
                                          --------------------------------------
                                          Pauline G. Gossett
                                          Secretary