Form 10-Q
period 2001-03-31
CORPORATE REALTY INCOME FUND I L P
filed 2001-05-18
CIK 785898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2001
        ---------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from              to
                                       ------------    -------------


                         Commission file number 0-15796
                                                -------


                      Corporate Realty Income Fund I, L.P.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                                 13-3311993
---------------------                                       -----------------
(State of organization)                                      (I.R.S. Employer
                                                            Identification No.)


475 Fifth Avenue, New York, New York                              10017
------------------------------------                           ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (212) 696-0772
                                                   --------------


-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/   No  / /

                                    1 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES


                                      Index


                                                                        Page No.

Part I     Financial information                                            3

Item 1     Financial Statements                                             3

           Consolidated Balance Sheets --
           March 31, 2001 and December 31, 2000                             4

           Consolidated Statements of Operations --
           For the three months ended March 31, 2001 and 2000               5

           Statements of Cash Flows --
           For the three months ended March 31, 2001 and 2000               6

           Notes to Consolidated  Financial Statements                      7

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10

Item 3     Quantitative and Qualitative Disclosures about Market Risk      11

Item 6     Exhibits and Reports on Form 8-K                                12

           Signatures                                                      13


                                    2 of 13

                          Part I. Financial Information


Item 1.                 Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.



                                    3 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000

                                                                              March 31,             December 31,
                                                                                2001                    2000
                                                                          ----------------        -----------------
                                                                             (Unaudited)
ASSETS

Real estate, at cost:
        Land                                                               $  18,795,477            $ 18,795,477
        Buildings and improvements                                            96,262,554              94,703,273
        Equipment and furniture                                                  242,302                 242,302
                                                                           -------------            ------------
                                                                             115,300,333             113,741,052
        Less accumulated depreciation                                        (25,938,069)            (25,197,692)
                                                                           -------------            ------------
                                                                              89,362,264              88,543,360
Cash and cash equivalents at cost,
        which approximates market value                                        1,948,550               2,411,748
Accounts receivable                                                              449,457                 440,796
Notes receivable, net of unamortized discount of
        $17,910 in 2001 and $20,463 in 2000                                      173,635                 184,723
Due from general partner                                                         277,757                 273,252
Step rent receivables                                                          2,545,235               2,523,954
Deferred financing costs, net of accumulated amortization
        of $233,598 in 2001 and $1,918,751 in 2000                             1,209,681               1,281,303
Lease commissions and legal fees, net of accumulated amortization
        of $1,022,359 in 2001 and $1,973,860 in 2000                           2,867,048               2,864,780
Escrow deposits                                                                2,499,981               2,823,307
Deposits and other assets                                                        428,987                 797,918
                                                                           -------------            ------------
        Total assets                                                       $ 101,762,595            $102,145,141
                                                                           =============            ============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                                        $52,951,717             $51,335,864
Accounts payable and accrued expenses                                          2,401,383               2,965,347
Other liabilities                                                              1,408,323               1,629,885
                                                                           -------------            ------------
        Total liabilities                                                     56,761,423              55,931,096
                                                                           -------------            ------------

Partners' Capital:
        General partners:
        Capital contributions                                                      1,000                   1,000
        Net income                                                               381,957                 385,045
        Cash distributions                                                      (648,432)               (639,391)
                                                                           -------------            ------------
                                                                                (265,475)               (253,346)
                                                                           -------------            ------------
        Limited partners: ($25 per unit; 4,000,000 units
        authorized, 2,983,531 issued and
        outstanding in 2001 and 2000)
        Capital contributions, net of offering costs                          71,724,856              71,724,856
        Net income                                                            37,813,597              38,119,282
        Cash distributions                                                   (64,271,806)            (63,376,747)
                                                                           -------------            ------------
                                                                              45,266,647              46,476,391
                                                                           -------------            ------------
        Total partners' capital                                               45,001,172              46,214,045
                                                                           -------------            ------------

        Total liabilities and partners' capital                            $ 101,762,595            $102,145,141
                                                                           =============            ============

                 See accompanying notes to financial statements.

                                    4 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                                2001                     2000
                                                                          ----------------         ---------------
Income:
        Rental                                                              $3,883,505              $3,929,360
        Lease Cancellation                                                          --                  32,218
        Interest and other income                                              139,702                  61,683
                                                                            ----------              ----------
                                                                             4,023,207               4,023,261
                                                                            ----------              ----------

Expenses:
        Interest                                                             1,027,555               1,140,917
        Depreciation                                                           740,377                 887,015
        Amortization                                                           205,872                 205,629
        Property operating                                                   2,041,809               1,962,303
        Management fees                                                        286,454                 272,098
        General and administrative                                             133,246                 156,621
                                                                            ----------              ----------
                                                                             4,435,313               4,624,583
                                                                            ----------              ----------

Loss from real estate operations                                            $ (412,106)             $ (601,322)
                                                                            ==========              ==========

Gain on sale of real estate                                                    103,333                      -
                                                                            ----------              ----------

Net loss                                                                    $ (308,773)             $ (601,322)
                                                                            ==========              ==========

To the general partners                                                     $   (3,088)             $   (6,013)

Net loss allocated:
        To the general partners                                             $   (3,088)             $   (6,013)
        To the limited partners                                               (305,685)             $ (595,309)
                                                                            ----------              ----------
                                                                            $ (308,773)             $ (601,322)
                                                                            ==========              ==========

Net loss per unit of limited partnership interest                               $(0.10)                 $(0.20)
                                                                                ======                  ======

Distribution per unit of limited partnership interest                            $0.30                   $0.30
                                                                                  ====                    ====


                 See accompanying notes to financial statements.

                                    5 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2001 and 2000
                           Increase/(Decrease) in Cash
                                   (Unaudited)


                                                                               2001                    2000
                                                                         -----------------       ----------------

Cash flows from operating activities:
   Net loss                                                                 $ (308,773)             $ (601,322)
                                                                            ----------              ----------
   Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Depreciation and amortization                                             946,249               1,092,644
     Gain on sale of real estate                                              (103,333)                     --
     Changes in operating assets and liabilities:
     Decrease/(increase) in:
        Accounts receivable                                                     (8,661)                 56,751
        Due from general partner                                                (4,505)                     --
        Notes receivable                                                        11,088                  23,433
        Step rent receivables                                                  (21,281)                (93,480)
        Lease commissions and legal fees                                      (136,518)               (268,633)
        Escrow deposits                                                        323,326                      --
        Other assets                                                           368,931                 352,189
     Increase/(decrease) in:
        Accounts payable and accrued expenses                                 (563,964)               (460,596)
        Other liabilities                                                     (118,229)                127,208
                                                                            ----------              ----------
     Total adjustments                                                         693,103                 829,516
                                                                            ----------              ----------
     Net cash provided by operating activities                                 384,330                 228,194
                                                                            ----------              ----------

Cash flows from investing activities:
     Acquisition of real estate                                             (1,559,281)               (342,948)
                                                                            ----------              ----------

Cash flows from financing activities:
     Due to partners                                                                --                 (63,534)
     Mortgage proceeds                                                       1,800,000                      --
     Mortgage paid                                                            (184,147)               (214,735)
     Cash distributions to partners                                           (904,100)               (904,100)
                                                                            ----------              ----------
     Net cash provided by (used in) financing activities                       711,753              (1,182,369)
                                                                            ----------              ----------

Net decrease in cash and cash equivalents                                     (463,198)             (1,297,123)
Cash and cash equivalents at beginning of period                             2,411,748               3,322,319
                                                                            ----------              ----------
Cash and cash equivalents at end of period                                  $1,948,550              $2,025,196
                                                                            ==========              ==========


                 See accompanying notes to financial statements.

                                    6 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

1.  General

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the "Partnership" or the "Registrant"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 2000.

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

                                                      Three  Months Ended
                                                      -------------------
                                                            March 31
                                                            --------
                                                    2001              2000
                                                  --------          --------

    Rental income billed                         $3,862,224        $3,835,880
    Step rent receivables                            21,281            93,480
                                                 ----------        ----------
    Rental income recognized                     $3,883,505        $3,929,360
                                                 ==========        ==========


                                    7 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
3.  Leases

    Minimum future rentals under noncancellable operating leases as of March 31, 2001 are approximately as follows:

    Year ending December 31

                        2001                          $10,235,000
                        2002                           12,743,000
                        2003                           11,628,000
                        2004                            8,661,000
                        2005                            7,409,000
                        Thereafter                     15,183,000
                                                      -----------
                            Total                     $65,859,000
                                                      ===========


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months ended March 31, 2001 and 2000, escalation charges amounted to $278,290 and $521,042 respectively.


4.       Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three months ended March 31, 2001 are:

                                                              Three
                                                              Months
                                                             --------
         Partnership management fees                         $ 63,287
         Property management fees                             223,167


5.       Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the three months ended March 31, 2001 and 2000 amounted to $1,057,453 and $1,147,789 respectively.

6.       Deferred Gain on Sale of Colorado Building

     On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10,000,000.

     An escrow account for $434,466 was established from the proceeds of the sale to be released to the seller upon finding a replacement for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred and will be recognized to the extent that the tenant satisfies its lease obligation. Through March 31, 2001, $103,333 has been recognized.

                                    8 of 13

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

7.       Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which is required to be adopted effective January 1, 2001 for entities with fiscal years ending December 31, 2000. SFAS No. 133, as amended, requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. Derivatives that are hedges, depending on the nature of the hedge, will either be adjusted to fair value by offsetting the change in the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Because the Partnership does not use derivatives, it did not experience an impact on its financial position and results of operations as a result of adopting SFAS No. 133.


8.       Subsequent Event

     In March 1999, Gdynia America Line, Inc. ("Gydnia"), a tenant who had occupied approximately 20% of the Tumi Building, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The lease was rejected in bankruptcy proceedings and the Partnership was pursuing amounts from Polish Ocean Lines, a Polish corporation owned by the Polish government and/or certain Polish institutions and organizations, who is jointly and severally obligated under this lease. On May 4, 2001, the Partnership obtained a judgment in the approximate amount of $4,389,400 against Polish Ocean Lines for amounts due under the lease. There can be no assurance as to the Partnership's ability to collect any of this judgment.


                                    9 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

           At March 31, 2001, Registrant had cash and receivables of approximately $2,398,000 as contrasted to its accounts payable and accrued expenses of approximately $2,401,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant would need to draw down on its line-of-credit loan (the "Fleet Loan") and/or sell assets.

           In June 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000, exclusive of closing costs of approximately $473,000. In connection with the sale, Registrant realized a gain of approximately $5.1 million, excluding $434,466 placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10 million and the balance was used for capital improvements which increase the values of the remaining properties and for leasing commissions related to new and renewed leases.

           In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity due to September 30, 2003 (subject to two additional one year extension options). Registrant has drawn down an aggregate of approximately $21,441,000 under the amended Fleet loan. Because the Fleet loan requires monthly amortization of the outstanding principal balance, which amounts permanently reduce the maximum gross borrowings under the loan, Registrant currently can borrow approximately $3,364,000 under the Fleet loan.

           In March 1999, Gdynia America Line, Inc., which leased approximately 20% of the Tumi Building pursuant to a lease expiring in May 2007, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation owned by the Polish government and/or certain Polish institutions and organizations, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgment in the approximate amount of $618,600 against Polish Ocean Lines for amounts then due under the lease. On May 4, 2001, the amount of such judgment was increased to approximately $4,389,400. Because of its Polish situs and its financial condition, there can be no assurance as to the Registrant's ability to collect any of its judgment against Polish Ocean Lines. To the extent all or a portion of this space in the Tumi Building remains vacant for any length of time, Registrant's financial condition may be adversely affected.

           During the quarter ended March 31, 2001, Registrant funded approximately $1,559,000 of building and tenant improvements in New York and San Antonio. Registrant continues to invest capital in improving its properties with the goal of increasing revenues from real estate operations and realizing appreciation in property values. Registrant may require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at the Monterey Park Building (estimated at $1,390,000), 475 Fifth Avenue (estimated at $3,431,000) and Alamo Towers (estimated at $7,100,000). These additional capital improvements are expected to be made over several years.

           To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. Registrant's quarterly distribution to partners for the quarter ended March 31, 2001 aggregated $895,059, or $0.30 per Unit. Registrant intends to maintain this level of distributions through 2001 and, if possible, thereafter. However, to the extent Registrant's sources of capital are inadequate for its requirements, Registrant may need to reduce or suspend distribution to partners, incur additional indebtedness, and/or dispose of one or more of its properties.

           The 475 Loan and the Fleet Loan have provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The cost of such financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised.

           Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its distributable cash form operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan Agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization and write-off of step rent receivables. As of March 31, 2001, cumulative distributions to Unitholders since January 1, 2001 had exceeded adjusted net income from real estate operations by approximately $257,600.


                                    10 of 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Three Months Ended March 31, 2001 versus 2000

           Rental income in 2001 decreased by only 1.2% despite the sale in June 2000 of the Colorado building as a result of new leases and rent increases in the New York, New Jersey and Las Colinas, Texas properties. Unlike the prior year, there was no lease cancellation income received during the first quarter of 2001. Interest and other income in 2001 increased by 126.5% when compared to prior year due to a bad debt recovery from a delinquent New York tenant. As a result, total revenues in 2001 were substantially unchanged from the prior year.

           Interest expense decreased by 9.9% because of the partial payoff of the Fleet Loan from the proceeds of the sale of the Colorado property in June 2000. Depreciation decreased by 16.5% in 2001 from 2000 as a result of the sale of the Colorado property. Amortization is close to that of the similar period last year. The 4.1% increase in property operating costs from 2000 to 2001 reflects increased real estate taxes at the San Antonio and Las Colinas, Texas buildings, and utilities and other operating costs associated with increased occupancy at certain properties, which more than offset the reduction attributable to the sale of the Colorado building. Management fees in 2001 were close to those in 2000. General and administrative expenses decreased by 14.9% in 2001 primarily because of the non-recurring costs paid in 2000 to change the Registrant's transfer agent.

            Registrant's loss from real estate operations decreased by 31.5% for the three months ended March 31, 2001 as compared to 2000. After adjusting for non-cash items (depreciation and amortization), operations generated cash flows of $534,143 during the first quarter of 2001 and $491,322 in 2000 (an 8.7% increase). This increase in net cash provided by operating activities is largely attributable to the decrease in interest and general and administrative expenses. These cash flows are not computed in accordance with generally accepted accounting principles ("GAAP") and contrast to net cash provided by operating activities (computed in accordance with GAAP) of $384,330 in 2001 and $228,194 in 2000. Registrant realized a gain on sale of real estate of $103,333 in 2001 as a result of the partial recognition of gain previously deferred from the sale of the Colorado building. Accordingly, Registrant's net loss decreased by 48.7% for the three months ended March 31, 2001 as compared to 2000.


Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

           Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

           Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant has also obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of March 31, 2001, Registrant had approximately $21,285,000 of outstanding debt subject to variable rates (approximately 40% of outstanding debt) and approximately $31,666,000 of fixed rate indebtedness (approximately 60% of outstanding debt). The average interest rate on Registrant's debt decreased from 8.44% at December 31, 2000 to 7.84% at March 31, 2001. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

           A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $213,000, based upon the balances outstanding on variable rate instruments at March 31, 2001.


                                    11 of 13

                           Part II. Other Information


Item 6.              Exhibits and Reports on Form 8-K


(a)           No exhibits are filed with this Report.

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



                                    CORPORATE REALTY INCOME FUND I, L.P.
                                      (Registrant)

                                    By: 1345 REALTY CORPORATION
                                    AS CORPORATE GENERAL PARTNER

Date: May 17, 2001                  By: /s/ Robert F. Gossett, Jr.
                                       -----------------------------------
                                       President



Date: May 17, 2001                  By: /s/ Pauline G. Gossett
                                       ------------------------------------
                                       Secretary










                                    13 of 13