Form 10-Q
period 2001-06-30
CORPORATE REALTY INCOME FUND I L P
filed 2001-08-14
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934   For the quarterly period ended June 30, 2001


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to __________________


                                                  Commission file number 0-15796


                      Corporate Realty Income Fund I, L.P.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                         13-3311993
       ---------------------                                ------------------
      (State of organization)                                (I.R.S. Employer
                                                            identification No.)


  475 Fifth Avenue, New York, New York                             10017
 --------------------------------------                          --------
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


                                      Index


                                                                        Page No.
                                                                        --------

Part I     Financial information                                           3

Item 1     Financial Statements                                            3

           Consolidated Balance Sheets --
           June 30, 2001 and December 31, 2000                             4

           Consolidated Statements of Operations --
           For the three months ended June 30, 2001 and 2000               5

           Consolidated Statements of Operations --
           For the six months ended June 30, 2001 and 2000                 6

           Consolidated Statements of Cash Flows --
           For the six months ended June 30, 2001 and 2000                 7

           Notes to Consolidated  Financial Statements                     8

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11

Item 3     Quantitative and Qualitative Disclosures about Market Risk     13

Part II    Other information                                              14

Item 6     Exhibits and Reports on Form 8-K                               14

           Signatures                                                     15


                                     2 of 15

                          Part I. Financial Information


Item 1. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                     3 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000

                                                                      June 30,        December 31,
                                                                        2001              2000
                                                                     ---------         ----------
                                                                    (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                        $  18,795,477    $  18,795,477
        Buildings and improvements                                     98,676,299       94,703,273
        Equipment and furniture                                           262,607          242,302
                                                                    -------------    -------------
                                                                      117,734,383      113,741,052
        Less accumulated depreciation                                 (26,678,446)     (25,197,692)
                                                                    -------------    -------------
                                                                       91,055,937       88,543,360
Cash and cash equivalents at cost,
        which approximates market value                                 2,063,745        2,411,748
Accounts receivable                                                       410,724          440,796
Notes receivable, net of unamortized discount of
        $15,512 in 2001 and $20,463 in 2000                               223,961          184,723
Due from general partner                                                  259,070          273,252
Step rent receivables                                                   2,604,829        2,523,954
Deferred financing costs, net of accumulated amortization
        of $305,220 in 2001 and $1,918,751 in 2000                      1,138,059        1,281,303
Lease commissions and legal fees, net of accumulated amortization
        of $1,156,609 in 2001 and $1,973,860 in 2000                    2,805,146        2,864,780
Escrow deposits                                                         2,181,223        2,823,307
Deposits and other assets                                                 782,174          797,918
                                                                    -------------    -------------
        Total assets                                                $ 103,524,868    $ 102,145,141
                                                                    =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                                  55,274,762       51,335,864
Accounts payable and accrued expenses                                   3,107,706        2,965,347
Other liabilities                                                       1,418,562        1,629,885
                                                                    -------------    -------------
        Total liabilities                                              59,801,030       55,931,096
                                                                    -------------    -------------

Partners' Capital:
        General partners:
        Capital contributions                                               1,000            1,000
        Net income                                                        378,225          385,045
        Cash distributions                                               (657,473)        (639,391)
                                                                    -------------    -------------
                                                                         (278,248)        (253,346)
                                                                    -------------    -------------
        Limited partners: ($25 per unit; 4,000,000 units
        authorized, 2,983,531 issued and
        outstanding in 2001 and 2000)
        Capital contributions, net of offering costs                   71,724,856       71,724,856
        Net income                                                     37,444,095       38,119,282
        Cash distributions                                            (65,166,865)     (63,376,747)
                                                                    -------------    -------------

                                                                       44,002,086       46,467,391
                                                                    -------------    -------------

        Total partners' capital                                        43,723,838       46,214,045
                                                                    -------------    -------------
        Total liabilities and partners' capital                     $ 103,524,868    $ 102,145,141
                                                                    =============    =============

                 See accompanying notes to financial statements.


                                     4 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                 2001           2000
                                                             -----------    -----------
Income:
        Rental                                               $ 4,060,093    $ 3,751,488
        Lease Cancellation                                             -         70,251
        Interest and other income                                 29,557        133,428
                                                             -----------    -----------
                                                               4,089,650      3,955,167
                                                             -----------    -----------

Expenses:
        Interest                                               1,085,417      1,146,924
        Depreciation                                             740,377        887,015
        Amortization                                             205,872        228,783
        Property operating                                     1,922,792      1,794,518
        Management fees                                          289,646        274,726
        Bad debt expenses                                         10,968         49,154
        General and administrative                               207,812        139,205
                                                             -----------    -----------
                                                               4,462,884      4,520,325
                                                             -----------    -----------


Net loss from operations                                        (373,234)      (565,158)
Gain from sale of real estate                                          -      5,111,392
                                                             -----------    -----------

Net (loss)/income                                            $  (373,234)   $ 4,546,234
                                                             ===========    ===========
Net (loss)/income allocated:
        To the general partners                              $    (3,732)   $    45,462
        To the limited partners                                 (369,502)     4,500,772
                                                             -----------    -----------

                                                             $  (373,234)   $ 4,546,234
                                                             ===========    ===========

Net (loss)/income per unit of limited partnership interest   $     (0.12)   $      1.51
                                                             ===========    ===========

Distribution per unit of limited partnership interest        $      0.30    $      0.30
                                                             ===========    ===========

                 See accompanying notes to financial statements.


                                     5 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                                 2001           2000
                                                             -----------    -----------
Income:
        Rental                                               $ 7,943,598    $ 7,680,848
        Lease Cancellation                                             -        102,469
        Interest and other income                                169,259        195,111
                                                             -----------    -----------
                                                               8,112,857      7,978,428
                                                             -----------    -----------

Expenses:
        Interest                                               2,112,972      2,287,841
        Depreciation                                           1,480,754      1,774,030
        Amortization                                             411,744        434,412
        Property operating                                     3,964,601      3,756,821
        Management fees                                          576,100        546,824
        Bad debt expenses                                         10,968         49,154
        General and administrative                               341,058        295,826
                                                             -----------    -----------
                                                               8,898,197      9,144,908
                                                             -----------    -----------


Net loss from operations                                        (785,340)    (1,166,480)
Gain from sale of real estate                                    103,333      5,111,392
                                                             -----------    -----------

Net (loss)/income                                            $  (682,007)   $ 3,944,912
                                                             ===========    ===========

Net (loss)/income allocated:
        To the general partners                                   (6,820)   $    39,449
        To the limited partners                                 (675,187)     3,905,463
                                                             -----------    -----------
                                                             $  (682,007)   $ 3,944,912
                                                             ===========    ===========

Net (loss)/income per unit of limited partnership interest   $     (0.23)   $      1.31
                                                             ===========    ===========

Distribution per unit of limited partnership interest        $      0.60    $      0.60
                                                             ===========    ===========


                 See accompanying notes to financial statements.


                                     6 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2001 and 2000
                                   (Unaudited)


                                                               2001            2000
                                                           ------------    ------------
Cash flows from operating activities:
   Net (loss)/income                                       $   (682,007)   $  3,944,912
                                                           ------------    ------------
     Adjustments to reconcile net (loss)/income
     to net cash provided by operating activities:
     Depreciation and amortization                            1,892,498       2,208,442
     Gain from sale of real estate                             (103,333)     (5,111,392)
     Changes in operating assets and liabilities:
     Decrease (increase) in:
        Accounts receivable                                      30,072         109,171
        Due from partners                                        14,182         (83,094)
        Notes receivable                                        (39,238)         38,356
        Step rent receivables                                   (80,875)        150,982
        Lease commissions and legal fees                       (208,866)       (752,415)
        Escrow deposits                                         642,084      (1,079,234)
        Other assets                                             15,744         599,233
     Increase (decrease) in:
        Accounts payable and accrued expenses                   142,359           8,694
        Other liabilities                                      (107,990)        399,449
                                                           ------------    ------------
        Total adjustments                                     2,196,637      (3,511,808)
                                                           ------------    ------------
        Net cash provided by operating activities             1,514,630         433,104
                                                           ------------    ------------

Cash flows from investing activities:
     Proceeds from sale of real estate                                -      12,089,550
     Acquisition of real estate                              (3,993,331)     (1,485,039)
                                                           ------------    ------------
     Net cash (used in)/provided by investing activities     (3,993,331)     10,604,511
                                                           ------------    ------------

Cash flows from financing activities:
     Mortgage proceeds                                        4,300,000               -
     Mortgage paid                                             (361,102)    (10,423,363)
     Cash distributions to partners                          (1,808,200)     (1,808,200)
                                                           ------------    ------------
     Cash provided by/(used in) financing activities          2,130,698     (12,231,563)
                                                           ------------    ------------

Net decrease in cash and cash equivalents                      (348,003)     (1,193,948)
Cash and cash equivalents at beginning of period              2,411,748       3,322,319
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $  2,063,745    $  2,128,371
                                                           ============    ============


                 See accompanying notes to financial statements.


                                     7 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

1.   General

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the "Partnership" or the "Registrant"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 2000.

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

                                      Three Months Ended                 Six Months Ended
                                           June 30                           June 30
                                      2001           2000              2001            2000
                                      ----           ----              ----            ----
     Rental income billed         $ 4,000,500     $ 3,897,790      $ 7,862,723     $ 7,733,670
     Step rent receivables             59,593        (146,302)          80,875         (52,822)
                                  -----------     -----------      -----------     -----------
     Rental income recognized     $ 4,060,093     $ 3,751,488      $ 7,943,598     $ 7,680,848
                                  ===========     ===========      ===========     ===========

                                     8 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


3.   Leases

     Minimum future rentals under noncancellable operating leases as of June 30, 2001 are approximately as follows:

     Year ending December 31

                  2001                           $13,628,000
                  2002                            12,684,000
                  2003                            11,590,000
                  2004                             8,612,000
                  2005                             7,341,000
                  Thereafter                      12,675,000
                                                 -----------
                  Total                          $66,530,000
                                                 ===========


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months and six months ended June 30, 2001 and 2000, escalation charges amounted to $418,676 and $696,966 in 2001 and $563,554 and $1,084,596 in 2000, respectively.


4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three and six months ended June 30, 2001 are:

                                                      Three           Six
                                                      Months         Months
                                                      ------         ------

     Partnership management fees                    $ 63,287       $126,574
     Property management fees                        226,359        449,526


5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the six months ended June 30, 2001 and 2000 amounted to $2,112,972 and $2,304,321 respectively.

6.   Deferred Gain on Sale of Colorado Building

     On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10,000,000.

     An escrow account for $434,466 was established from the proceeds of the sale to be released to the seller upon finding a replacement for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred and will be recognized to the extent the tenant satisfies its obligation. Through June 30, 2001 $103,333 has been recognized.


                                     9 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

8.   Contingencies

     In March 1999, Gdynia American Line, Inc. ("Gdynia"), a tenant who had occupied approximately 20% of the Tumi Building, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The lease was rejected in bankruptcy proceedings and the Partnership was pursuing amounts from Polish Ocean Lines, a Polish corporation owned by the Polish government and/or certain Polish institutions and organizations, who is jointly and severally obligated under this lease. On May 4, 2001, the Partnership obtained a judgement in the approximate amount of $4,389,400 against Polish Ocean Lines for amounts due under the lease. There can be no assurance as to the Partnership's ability to collect any of this judgement.


                                    10 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
-------------------------------

     At June 30, 2001, Registrant had cash and receivables of approximately $2,474,000 as contrasted to accounts payable and accrued expenses of approximately $3,108,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant would need to draw down on its line-of-credit loan (the "Fleet Loan") and/or sell assets.

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

     In October 2000, The Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant has drawn down an aggregate of approximately $23,661,000 under the amended Fleet Loan. Because the Fleet Loan requires monthly amortization of the outstanding principal balance, which amounts permanently reduce the maximum gross borrowings under the loan, Registrant currently can borrow approximately $1,059,000 under the Fleet Loan.

     In March 1999, Gdynia America Line, Inc., which leased approximately 20% of the Tumi Building pursuant to a lease expiring in May 2007, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation owned by the Polish Government and /or certain Polish institutions and organizations, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgement in the approximate amount of $618,600 against Polish Ocean Lines for amounts then due under the lease. On May 4, 2001, the amount of such judgment was increased to approximately $4,389,400. Because of its Polish situs and its financial condition, there can be no assurance as to the Registrant's ability to collect any of its judgment against Polish Ocean Lines. To the extent all or a portion of this space in the Tumi Building remains vacant for any length of time, Registrant's financial condition may be adversely affected.

     During the six months ended June 30, 2001, Registrant funded approximately $3,993,000 of building and tenant improvements in New York, San Antonio and Monterey Park. Registrant continues to invest capital in improving its properties with the goal of increasing revenues from real estate operations and realizing appreciation in property values. Registrant may require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at the Monterey Park Building (estimated at $200,000), 475 Fifth Avenue (estimated at $3,000,000) and Alamo Towers (estimated at $6,200,000). These additional capital improvements are expected to be made over several years.

     To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. Registrant's quarterly distribution to partners for the quarter ended June 30, 2001 aggregated $895,059, or $0.30 per Unit. Registrant intends to maintain this level of distributions through 2001 and, if possible, thereafter. However, to the extent Registrant's sources of capital are inadequate for its requirements, Registrant may need to reduce or suspend distribution to partners, incur additional indebtedness, and/or dispose of one or more of its properties.

     The 475 Loan and the Fleet Loan have provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The cost of such financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised.

     Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its available cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan Agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization and write-off of step rent receivables. As of June 30,2001, cumulative distributions to Unitholders since January 1, 2001, has exceeded adjusted net income from real estate operations by approximately $569,000.


                                    11 of 15

Results of Operations
---------------------

Six Months Ended June 30, 2001 versus 2000
------------------------------------------

     Rental income in 2001 increased by 3.4% from 2000 despite the sale in June 2000 of the Colorado building as a result of new leases and rent increases in the New York, New Jersey and Las Colinas, Texas properties. Unlike the prior year, there was no lease cancellation income received during the first half of the current year. Other income in 2001 decreased by 13.2% from 2000 because other income recognized as a result of the sale of the Colorado building in 2000 more than offset a bad debt recovery from a delinquent New York tenant in 2001.

     Interest expense decreased by 7.6% because of the partial payoff of the Fleet Loan from the proceeds of the sale of the Colorado property in June 2000. Depreciation decreased by 16.5% in 2001 from 2000 as a result of the sale of the Colorado property. Amortization decreased by 5.2% because of the write-off of lease commissions related to the Colorado property and to tenants who moved out of the New York building during the first half of 2000. The 5.5% increase in property operating costs from 2000 to 2001 reflects increased real estate taxes at the San Antonio and Las Colinas, Texas buildings, and utilities and other operating costs associated with increased occupancy at certain properties, which more than offset the reduction attributable to the sale of the Colorado building. Management fees increased by 5.4% from 2000 to 2001 due to new leases and rent adjustments and escalations which also more than offset reductions attributable to the sale of the Colorado building. Bad debt decreased by 77.7% because of lower unpaid balances of tenants who moved out in 2001. General and administrative expenses increased by 15.3% despite the non-recurring costs paid in 2000 to change the Registrant's transfer agent because of the payment of Colorado tax on gain from sale of property.

     Registrant's net loss from operations during the six months ended June 30, 2001 decreased by 32.7% as compared to 2000. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of $1,118,126 in the first half of 2001 and $1,091,116 in 2000 (a 2.5%
increase). This increase in net cash provided by operating activities is largely attributable to the decrease in interest expense. These cash flows are not computed in accordance with generally accepted accounting principles ("GAAP") and contrast to net cash provided by operating activities (computed in accordance with GAAP) of $1,514,630 in 2001 and $433,104 in 2000. Registrant realized a gain on sale of real estate of $103,333 in 2001 (as a result of partial recognition of gain previously deferred) and $5,111,392 in 2000 from the sale of the Colorado building. Accordingly, Registrant realized a net loss of $682,007 in 2001 as contrasted to net income of $3,944,912 in 2000.

Three Months Ended June 30, 2001 versus 2000
--------------------------------------------

     Rental income in 2001 increased by 8.2% from 2000 despite the sale in June 2000 of the Colorado building as a result of new leases and rent increases in the New York, New Jersey and Las Colinas, Texas properties. Unlike, the prior year, there was no lease cancellation income received during the second quarter of the current year. Other income in 2001 decreased by 77.8% from 2000 due to other income recognized as a result of the sale of the Colorado building in 2000.

     Interest expense decreased by 5.4% because of the partial payoff of the Fleet Loan from the proceeds of the sale of the Colorado property in June 2000. Depreciation decreased by 16.5% in 2001 from 2000 as a result of the sale of the Colorado property. Amortization decreased by 10.0% because of the write-off of lease commissions related to the Colorado property and to tenants who moved out of the New York building during the first half of 2000. The 7.1% increase in property operating costs from 2000 to 2001 reflects increased real estate taxes at the San Antonio and Las Colinas, Texas buildings, and utilities and other operating costs associated with increased occupancy at certain properties, which more than offset the reduction attributable to the sale of the Colorado building. Management fees increased by 5.4% from 2000 to 2001 due to new leases and rent adjustments and escalations which also more than offset reductions attributable to the sale of the Colorado building. Bad debt decreased by 77.7% because of lower unpaid balances of tenants who moved out in 2001. General and administrative expenses increased by 49.3% due to the payment of Colorado tax on gain from sale of property.

     Registrant's net loss from operations during the three months ended June 30, 2001 decreased by 34.0% as compared to 2000. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of $583,983 in 2001 and $599,794 in 2000 (a 2.6% decrease). This decrease in net cash provided by operating activities is largely attributable to the other income recognized as a result of the sale of the Colorado building in 2000, which more than offset the decrease in interest expense in 2001.


                                    12 of 15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of June 30, 2001, Registrant had approximately $23,661,000 of outstanding debt subject to variable rates (approximately 43% of outstanding debt) and approximately $31,613,000 of fixed rate indebtedness (approximately 57% of outstanding debt). The average interest rate on Registrant's debt decreased from 8.44% at December 31, 2000 to 7.23% at June 30, 2001. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

           A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $237,000, based upon the balances outstanding on variable rate instruments at June 30, 2001.



                                    13 of 15

                           Part II. Other Information

Item 6.       Exhibits and Reports on Form 8-K


 (a)  No exhibits are filed with this Report.

 (b) No reports on Form 8-K were filed during the quarter for which this Report is filed.


                                    14 of 15

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



                                          CORPORATE REALTY INCOME FUND I, L.P.
                                            (Registrant)

                                          By: 1345 REALTY CORPORATION
                                          AS CORPORATE GENERAL PARTNER

Date: August 14, 2001                     By: Robert F. Gossett, Jr.
                                              ------------------------
                                              President



Date: August 14, 2001                     By: Pauline G. Gossett
                                              -----------------------
                                              Secretary


                                    15 of 15