Form 10-Q
period 2001-09-30
CORPORATE REALTY INCOME FUND I L P
filed 2001-11-19
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                         ----------    -----------


                         Commission file number 0-15796
                                                -------


                      Corporate Realty Income Fund I, L.P.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                                  13-3311993
---------------------                                     -------------------
(State of organization)                                   (I.R.S. Employer
                                                          identification No.)


475 Fifth Avenue, New York, New York                               10017
------------------------------------                            ----------
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


                                      Index

                                                                            Page
                                                                             No.
                                                                            ----

Part I     Financial information                                              3

Item 1     Financial Statements                                               3

           Consolidated Balance Sheets --
           September 30, 2001 and December 31, 2000                           4

           Consolidated Statements of Operations --
           For the three months ended September 30, 2001 and 2000             5

           Consolidated Statements of Operations --
           For the nine months ended September 30, 2001 and 2000              6

           Consolidated Statements of Cash Flows --
           For the nine months ended September 30, 2001 and 2000              7

           Notes to Consolidated  Financial Statements                        8

Item 2     Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     11

Item 3     Quantitative and Qualitative Disclosures about Market Risk        13

Part II    Other information                                                 14

Item 6     Exhibits and Reports on Form 8-K                                  14

           Signatures                                                        15



                                    2 of 15

                          Part I. Financial Information


Item 1.                 Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.


                                    3 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2001 and December 31, 2000

                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                            -------------           -------------
                                                                             (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                                 $18,795,477            $ 18,795,477
        Buildings and improvements                                            99,693,406              94,703,273
        Equipment and furniture                                                  262,607                 242,302
                                                                            ------------            ------------
                                                                             118,751,490             113,741,052
        Less accumulated depreciation                                        (27,413,473)            (25,197,692)
                                                                            ------------            ------------
                                                                              91,338,017              88,543,360
Cash and cash equivalents at cost,
        which approximates market value                                        1,833,888               2,411,748
Accounts receivable                                                              385,139                 440,796
Notes receivable, net of unamortized discount of
        $13,273 in 2001 and $20,463 in 2000                                      215,685                 184,723
Due from general partner                                                         217,402                 273,252
Step rent receivables                                                          2,483,085               2,523,954
Deferred financing costs, net of accumulated amortization
        of $376,842 in 2001 and $1,918,751 in 2000                             1,066,437               1,281,303
Lease commissions and legal fees, net of accumulated amortization
        of $1,290,859 in 2001 and $1,973,860 in 2000                           2,731,276               2,864,780
Escrow deposits                                                                1,931,659               2,823,307
Deposits and other assets                                                        520,219                 797,918
                                                                            ------------            ------------
        Total assets                                                        $102,722,807            $102,145,141
                                                                            ============            ============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                                        $55,083,178             $51,335,864
Accounts payable and accrued expenses                                          3,404,551               2,965,347
Other liabilities                                                              1,422,562               1,629,885
                                                                             -----------             -----------
        Total liabilities                                                     59,910,291              55,931,096
                                                                             -----------             -----------

Partners' Capital:
        General partners:
        Capital contributions                                                      1,000                   1,000
        Net income                                                               378,153                 385,045
        Cash distributions                                                      (666,514)               (639,391)
                                                                               ---------               --------
                                                                                (287,361)               (253,346)
                                                                               ---------               ---------
        Limited partners: ($25 per unit; 4,000,000 units
        authorized, 2,983,531 issued and
        outstanding in 2001 and 2000)
        Capital contributions, net of offering costs                          71,724,856              71,724,856
        Net income                                                            37,436,946              38,119,282
        Cash distributions                                                   (66,061,925)            (63,376,747)
                                                                             -----------             -----------
                                                                              43,099,877              46,467,391
                                                                              ----------              ----------
        Total partners' capital                                               42,812,516              46,214,045
                                                                              ----------              ----------

        Total liabilities and partners' capital                             $102,722,807            $102,145,141
                                                                            ============            ============


                 See accompanying notes to financial statements.


                                    4 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2001 and 2000
                                   (Unaudited)


                                                      2001              2000
                                                 --------------    -------------
Income:
        Rental                                     $4,040,340        $3,511,888
        Lease Cancellation                            575,923                 -
        Interest and other income                      52,786            87,393
                                                   ----------        ----------
                                                    4,669,049         3,599,281
                                                   ----------        ----------

Expenses:
        Interest                                      972,131           971,375
        Depreciation                                  735,027           823,314
        Amortization                                  348,621           153,720
        Property operating                          2,160,363         2,008,308
        Management fees                               323,344           275,241
        General and administrative                    136,784           185,878
                                                   ----------        ----------
                                                    4,676,270         4,417,836
                                                   ----------        ----------


Net loss                                             $ (7,221)       $ (818,555)
                                                     ========        ==========
Net loss allocated:
        To the general partners                      $   ( 72)       $   (8,186)
        To the limited partners                        (7,149)         (810,369)
                                                      -------        ----------
                                                     $ (7,221)       $ (818,555)
                                                     ========        ==========

Net loss per unit of limited
  partnership interest                                  $0.00           $(0.27)
                                                         ====           ======

Distribution per unit of limited
  partnership interest                                  $0.30           $0.30
                                                         ====           =====


                 See accompanying notes to financial statements.


                                    5 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)



                                                      2001              2000
                                                  -----------       -----------
Income:
        Rental                                    $11,983,938       $11,192,736
        Lease Cancellation                            575,923           102,469
        Interest and other income                     222,045           282,504
                                                  -----------       -----------
                                                   12,781,906        11,577,709
                                                  -----------       -----------

Expenses:
        Interest                                    3,085,103         3,259,216
        Depreciation                                2,215,781         2,597,344
        Amortization                                  760,365           588,132
        Property operating                          6,124,964         5,765,129
        Management fees                               899,444           822,065
        Bad debt expenses                              10,968            49,154
        General and administrative                    477,842           481,704
                                                  -----------       -----------
                                                   13,574,467        13,562,744
                                                  -----------       -----------


Net loss from operations                             (792,561)       (1,985,035)
Gain from sale of real estate                         103,333         5,111,392
                                                  -----------       -----------

Net (loss)/income                                 $  (689,228)      $ 3,126,357
                                                  ===========       ===========

Net (loss)/income allocated:
        To the general partners                   $    (6,892)      $    31,264
        To the limited partners                      (682,336)        3,095,093
                                                  -----------       -----------
                                                  $  (689,228)      $ 3,126,357
                                                  ===========       ===========

Net (loss)/income per unit of limited
   partnership interest                                $(0.23)            $1.04
                                                       ======             =====

Distribution per unit of limited
   partnership interest                                 $0.90             $0.90
                                                        =====             =====



                 See accompanying notes to financial statements.

                                    6 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2001 and 2000
                                   (Unaudited)


                                                                               2001                     2000
                                                                          -------------            -------------
Cash flows from operating activities:
   Net (loss)/income                                                       $  (689,228)            $ 3,126,357
                                                                           -----------             -----------
   Adjustments to reconcile net (loss)/income
     to net cash provided by operating activities:
     Depreciation and amortization                                           2,976,146               3,185,476
     Gain from sale of real estate                                            (103,333)             (5,111,392)
     Changes in operating assets and liabilities:
     Decrease (increase) in:
        Accounts receivable                                                     55,657                 217,852
        Due from partners                                                       55,850                 (63,534)
        Notes receivable                                                       (30,962)                 49,037
        Step rent receivables                                                   40,869                  42,293
        Lease commissions and legal fees                                      (411,995)               (819,803)
        Escrow deposits                                                        891,648                (243,939)
        Other assets                                                           277,699                 292,458
     Increase (decrease) in:
        Accounts payable and accrued expenses                                  439,204               1,502,771
        Other liabilities                                                     (103,990)                532,127
                                                                           -----------             -----------
        Total adjustments                                                    4,086,793                (416,654)
                                                                           -----------             -----------
        Net cash provided by operating activities                            3,397,565               2,709,703
                                                                           -----------             -----------

Cash flows from investing activities:
     Proceeds from sale of real estate                                               -              12,089,550
     Acquisition of real estate                                             (5,010,438)             (3,587,859)
                                                                           -----------             -----------
     Net cash (used in)/provided by investing activities                    (5,010,438)              8,501,691
                                                                           -----------             -----------

Cash flows from financing activities:
     Mortgage proceeds                                                       4,300,000                       -
     Mortgage paid                                                            (552,686)            (10,579,439)
     Cash distributions to partners                                         (2,712,301)             (2,712,301)
                                                                           -----------             -----------
     Net cash provided by/(used in) financing activities                     1,035,013             (13,291,740)
                                                                           -----------             -----------

Net decrease in cash and cash equivalents                                     (577,860)             (2,080,346)
Cash and cash equivalents at beginning of period                             2,411,748               3,322,319
                                                                           -----------             -----------
Cash and cash equivalents at end of period                                 $ 1,833,888             $ 1,241,973
                                                                           ===========             ===========



                 See accompanying notes to financial statements.

                                    7 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

1.  General

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the "Partnership" or the "Registrant"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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


                                               Three  Months Ended                 Nine Months Ended
                                                  September 30                        September 30
                                               2001             2000             2001              2000
                                           ----------        ----------       -----------       -----------
Rental income billed                       $4,018,008        $3,403,199       $11,880,731       $11,136,869
Step rent receivables                          22,332           108,689           103,207            55,867
                                           ----------        ----------       -----------       -----------
Rental income recognized                   $4,040,340        $3,511,888       $11,983,938       $11,192,736
                                           ==========        ==========       ===========       ===========



                                    8 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


3.  Leases

    Minimum future rentals under noncancellable operating leases as of September 30, 2001 are approximately as follows:

    Year ending December 31

                    2001                         $13,767,000
                    2002                          13,188,000
                    2003                          12,104,000
                    2004                           9,116,000
                    2005                           7,801,000
                    Thereafter                    19,657,000
                                                 -----------
                        Total                    $75,633,000
                                                 ===========


In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months and nine months ended September 30, 2001 and 2000, escalation charges amounted to $373,251 and $1,070,217 in 2001 and $369,712 and $1,454,308 in 2000,
respectively.


4.   Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three and nine months ended September 30, 2001 are:

                                                  Three             Nine
                                                 Months            Months
                                                --------          --------
         Partnership management fees            $ 63,287          $189,861
         Property management fees                260,057           709,583


5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the nine months ended September 30, 2001 and 2000 amounted to $3,131,052 and $3,346,471 respectively.

6.   Deferred Gain on Sale of Colorado Building

     On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10,000,000.

     An escrow account for $434,466 was established from the proceeds of the sale to be released to the seller upon finding a replacement for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred and will be recognized to the extent the tenant satisfies its obligation. Through September 30, 2001, $103,333 has been recognized.


                                    9 of 15

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

7.   Contingencies

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



                                    10 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

           At September 30, 2001, Registrant had cash and receivables of approximately $2,219,000 as contrasted to accounts payable and accrued expenses of approximately $3,405,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant would need to draw down on its line-of-credit loan (the "Fleet Loan") and/or sell assets.

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

           In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant has drawn down an aggregate of approximately $23,661,000 under the amended Fleet Loan. Because the Fleet Loan requires monthly amortization of the outstanding principal balance, which amounts permanently reduce the maximum gross borrowings under the loan, Registrant currently can borrow approximately $922,000 under the Fleet Loan.

           In March 1999, Gdynia America Line, Inc., which leased approximately 20% of the Tumi Building pursuant to a lease expiring in May 2007, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation owned by the Polish Government and /or certain Polish institutions and organizations, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgement in the approximate amount of $618,600 against Polish Ocean Lines for amounts then due under the lease. On May 4, 2001, the amount of such judgment was increased to approximately $4,389,400. Because of its Polish situs and its financial condition, there can be no assurance as to the Registrant's ability to collect any of its judgment against Polish Ocean Lines. This space in the Tumi Building remains vacant.

            During the nine months ended September 30, 2001, Registrant funded approximately $5,010,000 of building and tenant improvements in New York, San Antonio and Monterey Park. Registrant continues to invest capital in improving its properties with the goal of increasing revenues from real estate operations and realizing appreciation in property values. Registrant may require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $2,000,000) and Alamo Towers (estimated at $5,000,000). These additional capital improvements are expected to be made over several years.

           To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. Registrant's quarterly distributions to limited partners for the quarter ended September 30, 2001 aggregated $895,059, or $0.30 per Unit. Registrant intends to maintain this level of distributions through 2001 and, if possible, thereafter. However, to the extent Registrant's sources of capital are inadequate for its requirements, Registrant may need to reduce or suspend distributions to partners, incur additional indebtedness, and/or dispose of one or more of its properties.

           The 475 Loan and the Fleet Loan have provided Registrant with available capital to acquire properties, fund improvements and leasing commissions, repurchase outstanding Units, and otherwise fund capital requirements. The cost of such financing ultimately must be offset by increased property revenues or Registrant's operations and capital will be compromised.

           Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its available cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan Agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of rent and step rent receivables. As of September 30, 2001, cumulative distributions to Unitholders since January 1, 2001, has exceeded adjusted net income from real estate operations by approximately $243,000.


                                    11 of 15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Nine Months Ended September 30, 2001 versus 2000

           Rental income in 2001 increased by 7.1% from 2000 despite the sale in June 2000 of the Colorado building as a result of new leases and rent increases in the New York, New Jersey and Las Colinas, Texas properties. Lease cancellation income for 2001 amounted to $575,923, which consisted of $720,000 in cash received from the termination of a major New York lease, less $144,077 of step rent write-off. This was a significant increase when compared to that of 2000. Other income in 2001 decreased by 21.4% from 2000 primarily because other income recognized as a result of the sale of the Colorado building in 2000 exceeded the bad debt recovery from a delinquent New York tenant in 2001.

           Interest expense decreased by 5.3% primarily because of the lowering of variable interest rates in 2001. Depreciation decreased by 14.7% in 2001 from 2000 as a result of the sale of the Colorado property and full depreciation of tenant improvements at the Las Colinas, Texas and Monterey Park, California properties. Amortization increased by 29.3% because of the amortization of deferred costs related to the Fleet Loan refinancing and commissions paid pertaining to new and renewed leases, and the write-off of commissions related to a canceled lease. The 6.2% increase in property operating costs from 2000 to 2001 primarily reflects increased real estate taxes at the San Antonio and Las Colinas, Texas buildings, utilities and other operating costs associated with increased occupancy at certain properties, despite the reduction attributable to the sale of the Colorado building, and the reimbursement in 2001 of real property taxes attributable to the period prior to the sale of the Colorado property. Management fees increased by 9.4% from 2000 to 2001 because of the increases in rents and escalations. Bad debt expense in 2001 significantly decreased when compared to that of 2000 because of lower rent balances written-off for tenants who moved out in 2001.

           Registrant's net loss from operations during the nine months ended September 30, 2001 decreased by 60.0% as compared to 2000. After adjusting for non-cash items (depreciation, amortization and bad debt expenses) and lease cancellation income, operations during the nine months ended September 30 generated cash flows of $1,618,630 in 2001 and $1,147,126 in 2000 (a 41.1%
increase). This increase in cash flows is largely attributable to the increase in rental income and decrease in interest expense. These cash flows are not computed in accordance with generally accepted accounting principles ("GAAP") and contrast to net cash provided by operating activities (computed in accordance with GAAP) of $3,397,565 in 2001 and $2,709,703 in 2000. Registrant realized a gain on sale of real estate of $103,333 in 2001 (as a result of partial recognition of gain previously deferred) and $5,111,392 in 2000 from the sale of the Colorado building. Registrant realized a net loss of $689,228 in 2001 as contrasted to net income of $3,126,357 in 2000.


Three Months Ended September 30, 2001 versus 2000

           Rental income in 2001 increased by 15.0% from 2000 as a result of new leases and rent increases in the New York, New Jersey and Las Colinas, Texas properties. During the third quarter of 2001, lease cancellation income was received as a consequence of the termination of a major New York lease. Other income in 2001 decreased by 39.6% from 2000 due to other income recognized as a result of the sale of the Colorado building in 2000.

           Interest expense in 2001 was comparable to that of 2000, despite additional borrowings, due to lowering of variable interest rates in 2001. Depreciation decreased by 10.7% in 2001 from 2000 as a result of the full depreciation of tenant improvements at the Las Colinas, Texas and Monterey Park, California properties. Amortization increased by 126.8% because of the amortization of deferred costs related to the Fleet Loan refinancing and commissions paid pertaining to new and renewed leases, and the write-off of commissions related to the canceled lease. Property operating costs increased by 7.6% from 2000 to 2001 because of the reimbursement of real property taxes attributable to the period prior to the sale of the Colorado property. Management fees increased by 17.5% from 2000 to 2001 due to new leases and rent adjustments and escalations. General and administrative expenses for 2001 decreased by 26.4% when compared to that of 2000 because of the costs incurred in 2000 in relation to the change of transfer agent.

           Registrant had a net loss of $7,221 from operations during the three months ended September 30, 2001 as compared to a net loss of $818,555 for the same period of 2000 (a decrease of 99.1%). After adjusting for non-cash items (depreciation, amortization and bad debt expenses) and lease cancellation income, operations generated cash flows of $500,504 in 2001 and $158,479 in 2000 (a 215.8% increase). This increase in cash flows is largely attributable to the increase in rental income. These cash flows are not computed in accordance with GAAP.


                                    12 of 15

Item 3:    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

           Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

           Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of September 30, 2001, Registrant had approximately $23,525,000 of outstanding debt subject to variable rates (approximately 43% of outstanding debt) and approximately $31,558,000 of fixed rate indebtedness (approximately 57% of outstanding debt). The average interest rate on Registrant's debt decreased from 8.44% at December 31, 2000 to 7.08% at September 30, 2001. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

           A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $235,000, based upon the balances outstanding on variable rate instruments at September 30, 2001.



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



                                          CORPORATE REALTY INCOME FUND I, L.P.
                                            (Registrant)

                                          By: 1345 REALTY CORPORATION
                                          AS CORPORATE GENERAL PARTNER

Date: November 15, 2001                   By: Robert F. Gossett, Jr.
                                              ----------------------
                                              President



Date: November 15, 2001                   By: Pauline G. Gossett
                                              ------------------
                                              Secretary