Form 10-K
period 2001-12-31
CORPORATE REALTY INCOME FUND I L P
filed 2002-04-15
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended       December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes X  No
   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents Incorporated by Reference in this Form 10-K

     None.

                      CORPORATE REALTY INCOME FUND I, L. P.

                           Annual Report on Form 10-K

                                December 31, 2001

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I........................................................................1

Item 1.  Business.............................................................1

Item 2.  Properties...........................................................6

Item 3.  Legal Proceedings....................................................13

Item 4.  Submission of Matters to a Vote of Security Holders..................13

PART II.......................................................................14

Item 5.  Market for Registrant's Securities and Related Security Holder
         Matters..............................................................14

Item 6.  Selected Financial Data..............................................16

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................16

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........20

Item 8.  Financial Statements and Supplementary Data .........................21

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................22

PART III......................................................................23

Item 10. Directors and Executive Officers of the Registrant...................23

Item 11. Executive Compensation...............................................24

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................25

Item 13. Certain Relationships and Related Transactions.......................26

ITEM IV.......................................................................28

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....28

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

     Rental revenue from the following tenant at Registrant's properties each accounted for more than 10% of Registrant's total rental revenue for each of the years ended December 31, 1999, 2000 and 2001:

     a. For 1999, GTE Directories Corporation ("GTE") as tenant in the Directory Building (16%).

     b.   For 2000, GTE as tenant in the Directory Building (18%).

     c.   For 2001, GTE as tenant in the Directory Building (20%).

475 Fifth Avenue Loan

     On August 9, 1999, the Subsidiary Partnership obtained a first mortgage loan (the "475 Loan") from Heller Financial, Inc. ("Heller") in the amount of $32,000,000. On such date, Registrant paid down approximately $23,381,000 of the Fleet Loan (see "Fleet Bank Loan" below) to release the lien of the Fleet Loan from 475 Fifth Avenue and subject the property to the lien of the 475 Loan. The balance of proceeds borrowed by the Subsidiary Partnership from Heller after payment of loan broker fees and costs of approximately $329,000 and other closing costs of approximately $505,000, were used to provide cash to fund capital improvements and leasing costs at 475 Fifth Avenue and to augment working capital. As of March 18, 2002, the outstanding principal balance of the 475 Loan was approximately $31,423,355.

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

     The 475 Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on 475 Fifth Avenue, including the improvements, machinery, equipment, mechanical systems, personal property, management contracts, permits, certificates, licenses, agreements, trademarks, trade names, books and records, and any monies on deposit with or for the benefit of the Holder relating to this property. This loan also is secured by an assignment of Registrant's management agreement with the Subsidiary Partnership.

     Heller sold the 475 Loan pursuant to a mortgage-backed securitized plan as of February 10, 2000. The 475 Loan is currently serviced by Midland Loan Services.

     The 475 Loan currently has three separate reserves:

     1. The first, a property tax reserve, requires monthly payments sufficient to enable all real estate taxes against 475 Fifth Avenue to be paid before they become due and payable. The property tax reserve has a balance of approximately $499,203 as of March 18, 2002;

     2. The second, a replacement reserve, was funded with $200,000 of the proceeds of the 475 Loan. This reserve is to be utilized to fund capital improvements reasonably approved in advance by Heller. The replacement reserve accrues interest for the Subsidiary Partnership's benefit at a "non-personal money market rate." If the balance of this reserve falls below $200,000, the Subsidiary Partnership must make monthly deposits of $4,000 until the balance of the replacement reserve equals $200,000. As of March 18, 2002, the Subsidiary Partnership had not utilized any funds from the replacement reserve and the balance in this account was approximately $214,586;

     3. The third, a repair reserve, was funded with $1,967,000 of the proceeds of the 475 Loan and combined with an additional repair reserve of $533,000. This reserve is utilized to fund capital improvements determined in the Subsidiary Partnership's sole discretion. The capital improvements reserve accrues interest for the Subsidiary Partnership's benefit at a "non-personal money market rate." As of March 18, 2002, the Subsidiary Partnership had funded capital improvements aggregating approximately $2,264,365 from the repair reserve. The balance in this account was approximately $366,952.

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

     The Subsidiary Partnership and Robert F. Gossett, Jr., the Individual General Partner of Registrant, have agreed to indemnify and hold harmless the Holder and its officers, directors, employees, shareholders, agents, and affiliates from and against any and all liabilities, obligations, deficiencies, demands, claims, actions, assessments, losses, costs, expenses, interest, fines, penalties, and damages resulting from or arising out of or by virtue of the presence of hazardous materials on or from 475 Fifth Avenue. Mr. Gossett also has assumed joint and several liability to pay the Holder for certain losses, damages, costs, and expenses incurred by the Holder in connection with the 475 Loan .

Fleet Bank Loan

     Registrant's properties, other than 475 Fifth Avenue, are subject to the lien of a first mortgage line-of-credit loan (the "Fleet Loan") from Fleet National Bank ("Fleet"). On August 9, 1999, the Fleet Loan was divided into the following two notes: a note in the amount of $22,594,880 and secured by a mortgage on 475 Fifth Avenue, which note was repaid in full to Fleet and which mortgage was consolidated with and into Heller's mortgage on that property; and, a note in the amount of $26,405,120 and secured by Registrant's five other properties. On October 12, 2000 Registrant entered into an Amended and Restated Loan Agreement providing for maximum gross borrowings of $25,000,000. Registrant obtained an advance of approximately $19,641,440 on October 12, 2000 under the amended Fleet Loan, which included the outstanding balance of approximately $13,141,440 under the Fleet Loan immediately prior to the amendment. During 2001, Registrant obtained additional advances aggregating $5,300,000 so that as of March 18, 2002, the outstanding principal balance of the Fleet Loan was approximately $24,237,835.

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

     Registrant may borrow additional amounts during the term of the Fleet Loan up to an aggregate of $25,000,000, which amount is permanently reduced by required monthly payments of principal and by any prepayments or other repayments of principal made by Registrant. As of the date of this Report, available amounts for borrowing under the Fleet Loan had been reduced to approximately $58,000.

     The Fleet Loan bears interest on each advance of funds from the date of such advance at Fleet's Prime Rate, plus one-half percent (0.5%) per annum or, if Registrant so chooses, at the LIBOR rate (offered rates for Eurodollar deposits) (any such rate, a "Fixed Rate"), plus two percent (2.0%) per annum. The Prime Rate is the rate announced from time to time by Fleet as a means of pricing some of its loans to customers (not necessarily the lowest rate actually charged to any customer class or category). Registrant may elect to pay interest based on a Fixed Rate on the whole or a portion of the outstanding principal amount, upon notice to Fleet, but only in amounts of at least $1,000,000 and in additional integral multiples of $100,000. As of March 18, 2002, the Prime Rate was 4.75% (interest using this rate would be at 5.25%) and the 30-day Fixed Rate was 1.9% (interest using this rate would be at 3.9%). The entire aggregate outstanding balance of the Fleet Loan as of March 18, 2002 bears interest at the rate of 3.9%.

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

     The Fleet Loan Agreements contain continuing covenants regarding Registrant's financial condition and the conduct of its operations. Registrant's debt service coverage ratio (the ratio of projected net income from operations of Registrant's properties, adjusted for depreciation, amortization, fees paid to the General Partners, and step rent receivables, to projected loan amortization payments) cannot be less than 1.50 to 1.0 and its loan to value ratio (the ratio of the outstanding principal balance of the Fleet Loan to the appraised value of the secured properties) cannot exceed fifty-five percent (55%). In addition, Registrant must maintain a liquid net worth (cash, short-term investments, and marketable securities) of at least $1,000,000 and its total liabilities may not exceed sixty percent (60%) of the appraised value of the secured properties. The Fleet Loan Agreements also provide that Registrant may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization and write-off of step rent receivables. Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the period from and including January 1, 2001 through the date as of which compliance is tested. As of December 31, 2001, Registrant had exceeded this distribution limitation by approximately $548,000 and expects to continue to exceed this limitation unless and until it can generate sufficient additional rental revenue from its properties. If Fleet were to force Registrant to comply with this provision, Registrant would need to reduce its distributions to Unitholders or risk a default under the Fleet Loan. Registrant must also obtain Fleet's consent, not to be unreasonably withheld or delayed, to any lease of 10,000 or more rentable square feet.

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

Financing Policies

     The General Partners expect to approximate Registrant's original intention of a loan to value ratio of 50%. Accordingly, it is expected that Registrant's total borrowings will approximate 50% of the sum of (i) the appraised values of its six properties plus (ii) the purchase price of additional properties acquired by Registrant. Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties. As of December 31, 2001, Registrant had a loan to appraised value ratio of approximately 54%.

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

Competition

     The Directory Building is fully leased to a single tenant and does not face competition from other properties during the term of such lease. The Monterey Park Building is also now fully leased to a single tenant on a net lease or substantially equivalent basis. However, upon termination of these leases, and for any of Registrant's other properties, Registrant does, and will continue to, compete with other properties for tenants. Depending upon market conditions and occupancy rates at the time and place of any vacancies in Registrant's properties, there is currently and there may be, in the future, intense competition in obtaining tenants to fill such vacancies. Furthermore, such competition has resulted and may result, because of reduced rental rates and required concessions to tenants, in decreases in the rental revenue received by Registrant and capital outlays necessary to fund tenant improvements. See Item 2
- "Properties" for a discussion of market conditions in the areas in which Registrant currently competes for tenants.

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

Item 2. Properties.

Monterey Park Building
(formerly American Color Building and GE Medical Systems Office Building)

     On July 10, 1986, Registrant acquired the Monterey Park Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees. Registrant owns fee title to the Monterey Park Building and its 90,000 square feet of underlying land, subject to the lien of the Fleet Loan (See Item 1. - "Business-Fleet Bank Loan"). The property was built in 1985 and contains 22,250 net rentable square feet (increased from 20,250 square feet for previous tenancies). The property had been a unique combination of office space (approximately 71%) and warehouse space, but the building has been reconfigured solely for use as office, design and development space for use pursuant to a net lease for the entire premises.

     The building is 100% leased to LightCross, Inc. pursuant to a lease dated as of November 17, 2000. The initial term of the lease is ten (10) years from September 1, 2001, subject to two five-year renewal options.

     The lease requires approximate annual net rent of $433,915 for the first two years ($19.50 per square foot), increasing to $446,197 in the third and fourth years ($20.05 per square foot), $458,970 in the fifth and sixth years ($20.63 per square foot), $472,254 in the seventh and eighth years ($21.22 per square foot), and $486,070 in the ninth and tenth years ($21.85 per square foot). The lease shall require payment of a fair market rental during any renewal periods. This lease is a net lease and, except for certain structural and mechanical conditions, the tenant is responsible for all costs, expenses, and obligations relating to the premises and the use, operation, occupancy, management, maintenance, and repair of the building, including insurance and real estate taxes. LightCross is expected to be a large user of electricity. Electric rates in this area have risen greatly, the effect of which could adversely affect LightCross's financial condition.

     During 2001, Registrant expended approximately $1,533,000 in capital improvements and tenant improvements in connection with this lease. The improvements include enclosing the rear loading bays, converting warehouse space to office space, building a new entrance area, improving distribution of electricity, and contributing to the tenant's construction of a dust-free "clean room." In addition, the tenant expended approximately $800,000 to make further improvements to the premises.

     For the year ended December 31, 2001, Registrant paid approximately $37,000 in real property taxes with respect to the Monterey Park Building. At December 31, 2001, such taxes were imposed at a rate of 1.2522% on an assessed value of $3,100,000.

     The tenant has been granted a right of first offer to purchase the Monterey Park Building on the same terms and conditions on which Registrant may be willing to sell the building to a third party.

     The Monterey  Park area  includes  approximately  2,135,000  square feet of office space. The vacancy rate for commercial properties in such area approximates 4.4% for office buildings. Net rents (like the LightCross lease) for office space approximate $15.60 to $16.20 per square foot and gross rents approximate $19.80 to $24.60 per square foot in this area. Registrant obtained rents from LightCross in excess of those otherwise available in the Monterey Park area in consideration of agreeing to pay for construction of the "clean room" at an approximate cost of $800,000.

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

     Registrant incurred approximately $66,000 in capital expenditures at the building during 2001. Registrant has expended an aggregate of approximately $3,348,000 in capital expenditures and tenant improvements at the building.

     For the year ended December 31, 2001, Registrant paid approximately $437,000 in real property taxes with respect to the Directory Building. At December 31, 2001, such taxes were imposed at an aggregate rate of 2.727725% on an assessed value of $16,025,940.

     The Las Colinas office market includes approximately 18,365,000 square feet of office space, of which approximately 13,105,000 square feet constitute Class "A" office space and 6,190,000 square feet constitute Class "B" office space. As of November 2001, approximately 75.3% of office space (80.2% of Class "A" office space and 69.6% of Class "B" office space) was leased. Average asking rents were approximately $22.01 per square foot for available Class "A" space and $18.04 for available Class "B" space. The Directory Building is considered to be Class "B+" space.

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

     As of March 15, 2002, the property is approximately 75.7% leased, with 45,700 square feet leased to Tumi, Inc. (as discussed below) and the remainder at an average current rent of approximately $18.15 per square foot. Such other leases expire in October and November 2005 (approximately 17,400 square feet) and June 2006 (approximately 18,600 square feet).

     Tumi's lease is for 45,700 square feet and expires on January 19, 2009. It requires rent payments equal to $16.00 per square foot until January 2006 and $17.00 per square foot from February 2006 to January 2009. The lease includes two 5-year renewal terms, the first at a base rent of $20.00 per square foot and the second at a then fair market rental. Tumi is also obligated to pay for its electric current consumption and its proportionate share (42.3%) of increases in operating expenses, taxes, and insurance over base year 1999 levels.

     Registrant has also entered into a five year lease with AT&T Wireless PCS, LLC to permit installation and operation of a cellular telephone tower on the roof of the Tumi Building. The lease provides for annual rental payments of $19,800, five automatic five-year renewal periods and a three percent (3%) increase in rental payments at the commencement of each renewal period.

     On March 9, 1999, Gdynia America Line, Inc., a tenant occupying approximately 21,650 square feet (20.3%) in the Tumi Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation partially owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, with a term expiring in May 2007 and annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgment in an action in the Superior Court of New Jersey Law Division; Middlesex County against Polish Ocean Lines in the approximate amount of $618,600. On May 4, 2001, the amount of this judgment was increased to approximately $4,389,400. Registrant is pursuing enforcement of its judgment in Poland, but there can be no assurance as to its ability to collect any of the judgment against Polish Ocean Lines. This space in the Tumi Building remains vacant.

     For the year ended December 31, 2001, Registrant paid approximately $226,000 in real property taxes with respect to the Tumi Building. At December 31, 2001, such taxes were imposed at a rate of 1.81% on an assessed value of $6,500,000.

     South Plainfield is located in Middlesex County (approximately 17,058,000 square feet of office space, of which approximately 13,128,000 is Class A and 3,385,000 is Class B). Vacancies in Middlesex County approximate 17.3%, including 19.1% in Class A space and 10.3% in Class B space. Average asking rents for office space in the Middlesex County approximate $24.31 per square foot, including $25.47 for Class A space and $19.21 for Class B space. Registrant has expended approximately $3,110,000 for capital expenditures and tenant improvements, all of which were incurred prior to 2001.

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

     Registrant has leased approximately an additional 9,340 square feet in the building (plus 340 square feet of basement space) at an average current rent of approximately $13.50 per square foot (plus $5.00 per square foot for basement space). These leases expire in December 2004 (approximately 5,640 square feet plus 340 square feet of basement) and May 2006 (approximately 3,700 square feet). The remaining space (approximately 24.7% of the space) is vacant and Registrant is seeking tenants for such space.

     For the year ended December 31, 2001, Registrant paid approximately $57,000 in real property taxes with respect to the Marathon Oil Building. At December 31, 2001, such taxes were imposed at a rate of 1.1% on an assessed value of $5,218,680.

     Market conditions in the northwest section of Oklahoma City featured reduced demand and rental rates attributable to a weakening economy and the addition of Class A office space. Such market contains approximately 5,058,000 square feet of commercial space of which approximately 15.2% is vacant. Average rents for commercial space range from $8.50 to $18.50 per square foot, with an average rate of $14.31 per square foot. Registrant has expended approximately $519,250 on capital and tenant improvements at this building, $78,000 of which was spent in 2001.

475 Fifth Avenue

     On December 6, 1996, Registrant purchased the land, building and other improvements commonly known as 475 Fifth Avenue, and situated in New York, New York, for approximately $27,440,000 including capitalized costs and related costs. The property contains a multi-tenant office building comprised of approximately 241,000 square feet and is located on the southeast corner of 41st Street and Fifth Avenue in New York City; the Subsidiary Partnership owns fee title to 475 Fifth Avenue, subject to the lien of the 475 Loan.

     475 Fifth Avenue is a 23-story office building with approximately 20,000 square feet of retail space on the first floor and basement, 216,300 square feet of office space, and 5,100 square feet of basement storage space. As of March 15, 2002, approximately 78.4% of the rentable square footage of office and retail space in the building was leased (including approximately 84.3% of the office space and 14.7% of the retail space), at an average current rent (base rent plus electric charges and prior year adjustments) of approximately $36.51 per square foot (approximately $34.86 per square foot of office space and $138.14 per square foot of retail space). Following is a schedule of the expirations of such leases.


=======================================================================================

                           Approximate                                 Avg. Current
Expiration Year            Square Feet          % of Total             Rent/Sq. Ft.
---------------------------------------------------------------------------------------
2002                           10,790           4.6%                      $32.16
---------------------------------------------------------------------------------------
2003                           11,416           4.8%                      $37.69
---------------------------------------------------------------------------------------
2004                           17,782           7.5%                      $39.46
---------------------------------------------------------------------------------------
2005                           16,634           7.0%                      $37.17
---------------------------------------------------------------------------------------
2006                           22,243           9.4%                      $30.47
---------------------------------------------------------------------------------------
2007                           14,537           6.2%                      $47.64
---------------------------------------------------------------------------------------
2008                           47,399           20.1%                     $27.85
---------------------------------------------------------------------------------------
2009                           37,625           15.9%                     $36.45
---------------------------------------------------------------------------------------
2010                            3,833           1.6%                      $51.00
---------------------------------------------------------------------------------------
2016                            2,947           1.2%                      $138.14
=======================================================================================

     During 2001, two retail tenants occupying an aggregate of approximately 16,740 square feet (plus 1,900 square feet of storage space) and paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. One of such tenants (paying approximately $240,000 in annual rent) had its lease rejected in bankruptcy proceedings and paid rent through December 2001. The other retail tenant (paying $750,000 in annual rent) ceased paying rent after September 2001 and vacated the building in December 2001 upon forfeiture of a security deposit in the approximate amount of $91,670.

     During 2001, Registrant also experienced vacancies aggregating approximately 29,950 square feet (with aggregate annual rents of approximately $1,200,000) at 475 Fifth Avenue. One of such leases (for 14,470 square feet and annual rents of approximately $607,000) was terminated early in exchange for a fee in the approximate amount of $720,000.

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

     In 1997, Registrant commenced a capital improvement program, designed to increase rental rates and the value of the building. In connection with obtaining the 475 Loan, a capital reserve schedule was prepared for 475 Fifth Avenue, detailing improvements aggregating approximately $1,840,000 over a 12-year period. Registrant has completed the following improvements at 475 Fifth
Avenue: roof replacement and masonry restoration above the 19th floor; elevator modernization, including mechanical cables and security system; drain and drain line replacement; installation of a new electrical panel on one side of the building; continuing installation of hot water heating and sprinkler systems and upgrading of electric service and closets on floors as vacancies occur; lobby and entrance renovation; renovating restrooms to comply with Americans with Disabilities Act ("ADA") requirements on floors as vacancies occur; construction and enclosing of basement staircases to conform with building code requirements; and demolition of vacant retail space to prepare it for marketing. Registrant intends to make the following additional improvements: masonry restoration on the lower floors of the building; continuation of hot water heating and sprinkler system installation, upgrading of electric service and closets, and renovating restrooms to comply with ADA on floors as vacancies occur; installing the main sprinkler distribution system; installation of a new electrical panel on the other side of the building; completion of elevator interior redecoration; and continuing window replacement. Registrant estimates that such additional improvements, planned to be made over the next several years, will cost approximately $1,900,000. In 2001, Registrant expended capital improvements and tenant improvements aggregating approximately $1,783,000 at 475 Fifth Avenue. Certain capital improvements can only be made as tenancies expire. Capital improvements and tenant improvements have been, and are expected in the future to be, funded from working capital, the repair reserve under the 475 Loan, and from increases in rental income, if any.

     For the year ended December 31, 2001, Registrant paid approximately $1,293,000 in real property taxes with respect to 475 Fifth Avenue. At December 31, 2001, such taxes were imposed at a rate of 9.768% on an assessed value of $13,503,000.

     475 Fifth Avenue is situated in the Grand Central district of the New York City midtown market. Such district includes approximately 51,920,000 aggregate rentable square feet (vacancy rate of approximately 8.7%), of which approximately 45,460,000 are Class A buildings (8.9% vacancy rate) and 6,460,000 are Class B buildings (6.9% vacancy rate). Asking rents in this district average approximately $50.44 per square foot ($51.88 for Class A buildings and $40.47 for Class B buildings). The entire midtown market includes approximately 250,496,000 aggregate rentable square feet (194,356,000 in Class A buildings and 56,140,000 in Class B buildings), an approximate 6.1% vacancy rate (5.5% for Class A buildings and 8.0% for Class B buildings), and average asking rents of approximately $51.13 per square foot ($54.94 for Class A buildings and $37.70 for Class B buildings).

Alamo Towers

     On March 17, 1997, Registrant purchased the land, building and other improvements commonly known as the Alamo Towers, and situated in San Antonio, Texas for approximately $12,002,000, including capitalized closing and related costs. The Alamo Towers contains a multi-tenant office building comprised of approximately 193,000 square feet (reduced from approximately

196,000 square feet when Registrant acquired the property). Registrant owns fee title to the Alamo Towers, subject to the lien of the Fleet Loan.

     The Alamo Towers is an office building consisting of two stand-alone 8-story towers with approximately 184,600 square feet of office space and 8,300 square feet of basement space. As of March 1, 2002, approximately 83.2% of the rentable square footage of office space in the Alamo Towers was leased, at an average current rent (base rent plus escalation adjustments) of approximately $15.03 per square foot. Following is a schedule of expiration of such leases.

===============================================================================
                             Approximate                          Avg. Current
Expiration Year              Square Feet      % of Total           Rent/Sq.Ft.
-------------------------------------------------------------------------------
2002                           33,580            18.2%               $15.79
-------------------------------------------------------------------------------
2003                           17,124            9.3%                $15.91
-------------------------------------------------------------------------------
2004                           32,151            17.5%               $15.56
-------------------------------------------------------------------------------
2005                           16,701            9.1%                $14.99
-------------------------------------------------------------------------------
2006                           45,806            24.9%               $13.78
-------------------------------------------------------------------------------
2007                            7,766            4.2%                $15.05
===============================================================================

     The Alamo Towers has yet to achieve sustainable increases in occupancy rates, primarily because of the absence of a covered parking garage. Registrant's planned significant capital improvements for this building, delayed in large part because of the capital improvements made at 475 Fifth Avenue, began implementation in earnest in 2001. Registrant completed renovation of the lobby in the West Tower and added granite to the entrances and stairs in both towers. In 2001, Registrant completed payment for the relocation of the building's mechanical plant and replacement of all heating, ventilation, and air conditioning equipment. Registrant also upgraded the fire alarm panels in both towers and is continuing to separate the heating and air conditioning systems in tenant spaces (to better regulate the temperature) as vacancies occur. In 2001, Registrant also upgraded the parking lot surface and lighting.

     Registrant plans to construct a covered parking garage in 2002, depending upon the availability of funds. Registrant likely will need to sell one of its properties to finance this construction. The planned garage has been scaled back to a 550 car garage at an estimated cost of $3,250,000 (as contrasted to a 1,000 car garage at a cost of $6,000,000). The garage construction is tentatively scheduled to commence in the summer of 2002 and is expected to take six to eight months to complete. In the future, Registrant may need to replace the roof (estimated at $400,000), recaulk the glass walls and windows (estimated at $200,000), install sprinklers on all floors (estimated at $250,000), and upgrade restrooms to comply with ADA (estimated at $500,000 to $600,000), but these improvements are unlikely to occur in the near future. In 2001, Registrant expended approximately $2,158,000 in tenant improvements and capital improvements to the Alamo Towers.

     For the year ended December 31, 2001, Registrant paid approximately $300,000 (with a discount) in real property taxes with respect to the Alamo Towers. At December 31, 2001, such taxes were imposed at a rate of 3.015365% on an assessed value of $10,000,000.

     The San Antonio office market includes approximately 21,990,000 aggregate rentable square feet (including approximately 7,410,000 square feet of Class A space and 10,770,000 square feet of

Class B space), of which approximately 14.1% is currently vacant (8.7% of Class A space and 15.2% of Class B space). Asking rents in this market now average $17.86 per square foot ($21.10 for Class A space and $16.69 for Class B space). The north-central San Antonio market includes approximately 8,030,000 aggregate rentable square feet (including approximately 3,140,000 square feet of Class A space and 4,420,000 square feet of Class B space), of which approximately 12.6% is vacant (10.3% of Class A space and 12.9% of Class B space) and for which asking rents average approximately $18.46 per square foot ($20.75 for Class A space and $17.36 for Class B space). The Alamo Towers is located in the north-central market and is classified as Class B space.

Item 3. Legal Proceedings.

     Except for its action against Polish Ocean Lines, Inc., Registrant does not know of any material legal proceedings, other than ordinary immaterial routine litigation incidental to its business, pending against or involving Registrant or any of its properties. The action against Polish Ocean Lines, Inc. is attributable to the rejection of its subsidiary's lease for space in the Tumi Building. See "Item 2. Properties - Tumi Building." In July 2000, Registrant obtained a judgment in the approximate amount of $618,600 in the Superior Court of New Jersey Law Division; Middlesex County. In May 2001, the amount of this judgment was increased to approximately $4,389,400. Registrant is pursuing enforcement of this judgment in Poland.

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

     Registrant has administered a Unit Repurchase Plan since 1995, pursuant to which Registrant, in its discretion, has purchased outstanding Units. Any such purchases are made at prices no higher than the lowest current independent offer quotation. During 2001, Registrant did not repurchase any Units. Repurchases both divert funds otherwise available for capital improvements and require a monthly reallocation of Unitholders' interests. For these reasons, Registrant limits future repurchases, if any, to the final one or two months of a calendar year. To provide an alternative outlet for Unit sales, the General Partners and their affiliates have, during any periods of suspension in Registrant's Unit Repurchase Plan, purchased Units on the same terms and conditions as under the Unit Repurchase Plan.

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

     As of March 19, 2002, there were 2,536 Unitholders of record.

     The following represents per Unit cash distributions to investors for the fiscal years ended December 31, 2001 and 2000.

                                        Distribution
Quarter Ended                           Per Unit                        Payment Date
-------------                           --------                        ------------
December 31, 2001                       $ 0.30                          March 2002

September 30, 2001                      $ 0.30                          November 2001

June 30, 2001                           $ 0.30                          August 2001

March 31, 2001                          $ 0.30                          May 2001

December 31, 2000                       $ 0.30                          February 2001

September 30, 2000                      $ 0.30                          November 2000

June 30, 2000                           $ 0.30                          August 2000

March 31, 2000                          $ 0.30                          May 2000

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

Item 6. Selected Financial Data

                              Year Ended          Year Ended          Year Ended         Year Ended         Year Ended
                              December 31,        December 31,        December 31,       December 31,       December 31,
                                 2001                2000                1999               1998                1997
                             -------------       -------------       -------------      -------------      -------------
Operating
Revenues                      $16,984,791         $15,554,869         $16,695,999       $19,752,206         $14,958,799

Net
(Loss)/Income                 $(1,676,547)         $1,808,954         $(2,828,104)       $1,930,984           $(420,892)

Net (Loss)/Income
Per Unit (1)                       $(0.56)              $0.60              $(0.94)            $0.64              $(0.14)

Total Assets                 $100,532,466        $102,145,141        $107,255,707      $105,748,365        $100,946,968

Long-Term
Obligations                   $55,879,036         $51,335,864         $55,539,288       $46,930,800         $41,578,800

Distributions
Per Unit
(1)(2)                              $1.20               $1.20               $1.20             $1.20               $1.20

(1) Per Unit numbers are based on 2,983,531 Units for 2001, 2000 and 1999 and a weighted average number of Units of 2,986,460 and 3,022,492 for 1998 and 1997, respectively.

(2) Each year's distributions include funds distributed after the end of the year which are attributable to that year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     At December 31, 2001, Registrant had cash and receivables of approximately $1,475,000 as contrasted to accounts payable and accrued expenses of approximately $2,430,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant likely will need to sell assets as its borrowing capacity under the Fleet Loan is nearly exhausted.

     In June 2000, Registrant sold the Flatiron Building for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds, the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. In 2001, Registrant recognized approximately $103,000 of the amount held in escrow.

     In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant has drawn down an aggregate of approximately $24,941,000 under the amended Fleet Loan. Registrant can only borrow approximately an additional $58,000 under the Fleet Loan. Registrant may draw funds from its replacement reserve (currently approximately $214,586) and its repair reserve (currently approximately $366,952) under the 475 Fifth Loan, to fund certain improvements at 475 Fifth Avenue.

     Registrant has been investing capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. Capital resources have been expended since the beginning of 2001 to make the following capital and tenant improvements: approximately $1,783,000 at 475 Fifth Avenue; $0 at the Tumi Building; approximately $1,533,000 at the Monterey Park Building; approximately $66,000 at the Directory Building; approximately $78,000 at the Marathon Oil Building; and approximately $2,158,000 at Alamo Towers. Registrant may also require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $2,055,000) and Alamo Towers (estimated at $4,200,000). These additional capital improvements are expected to be made over several years.

     In March 1999, Gdynia America Line, Inc., which leased approximately 20% of the Tumi Building pursuant to a lease expiring in May 2007, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation partially owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgment in the approximate amount of $618,600 against Polish Ocean Lines for amounts then due under the lease. In May 2001, the amount of such judgment was increased to approximately $4,389,400. There can be no assurance that Registrant will be successful in collecting any damages from Polish Ocean Lines. This space in the Tumi Building remains vacant.

     During 2001, two retail tenants paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. One of such tenants had its lease rejected in bankruptcy proceedings and the other retail tenant's lease was terminated upon forfeiture of a security deposit in the approximate amount of $91,670. In addition, office tenants paying aggregate annual rents of approximate $1,200,000 vacated 475 Fifth Avenue during 2001. Registrant realized lease cancellation income of approximately $576,000 in 2001, consisting of an early termination fee in the approximate amount of $720,000 from a tenant in 475 Fifth Avenue, net of a write-off of deferred rent receivable of approximately $144,000. The loss of rental payments from these terminated leases and the tenant improvement allowances that Registrant expects to pay to replacement tenants will place demands on Registrant's liquidity and capital resources.

     To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. As discussed above, Registrant has very limited remaining borrowing capacity under its loans. Registrant's quarterly distribution to partners for each of the four quarters of 2001 was $0.30 per Unit. Registrant expects that it will be unable to maintain this level of distributions commencing with the distributions attributable to the first quarter of 2002. The exact amount by which distributions will be reduced has yet to be determined. The level of distributions in the future will be dependent upon numerous factors, including securing replacement tenants at 475 Fifth Avenue and, possibly, the funding of additional capital improvements from the proceeds of the sale of one or more of Registrant's properties.

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

Results of Operations

2001 versus 2000

     Rental revenues increased by 6.9% from 2000 to 2001, primarily because of new leases and rent increases in the New York, New Jersey, and Las Colinas, Texas properties, the commencement of rent payments from LightCross at the Monterey Park Building, and the delay in feeling the effects of lease terminations at the New York building. Lease cancellation income in 2001, which consisted of $720,000 in cash received from the termination of a lease at 475 Fifth Avenue, less a step rent write-off, increased by 462.0% from the amounts received in 2000. As a result, total revenues increased by 9.2% from 2000 to 2001.

     Interest expense in 2001 decreased by 7.7% from 2000, because larger loan balances were more than offset by lower interest rates. Depreciation increased by 1.4% in 2001 primarily because of capital improvements made at 475 Fifth Avenue, the Monterey Park Building, and Alamo Towers. Amortization increased by 10.9% primarily because of the amortization of deferred costs related to the Fleet Loan refinancing and commissions paid pertaining to new and renewed leases and the write-off of leasing commissions on leases that were terminated early. Property operating expenses increased by 4.1% in 2001 primarily because of increases in real estate taxes at the two Texas properties, utilities and other operating costs associated with increased occupancy at certain properties despite the reduction attributable to the sale of the Colorado building, and the reimbursement in 2001 of real property taxes attributable to the period prior to the sale of the Colorado property. Management fees increased by 15.7% in 2001 from 2000 because of property management fees computed as a percentage of Registrant's increased revenues from rental revenues. Professional fees decreased by 44.9% from 2000 to 2001 primarily because of the legal fees incurred by Registrant in 2000 in connection with obtaining a judgment against Polish Ocean Lines with respect to the Tumi Building. General and administrative expenses increased by 17.1% from 2000 to 2001 primarily because of the payment in 2001 of Colorado tax on gain from the sale of the Flatiron Building, which more than offset non-recurring costs paid in 2000 to change the Registrant's transfer agent. The 53.0% decrease in bad debt expense is attributable to lower rent balances written-off for tenants that moved out in 2001 as compared to those vacating space in 2000.

     Registrant's loss from real estate operations decreased by 46.1% in 2001 as compared to 2000. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of approximately $2,946,970 in 2001 and $1,415,002 in 2000 (a 108.3% increase). These cash flows are not computed in accordance with generally accepted accounting principles ("GAAP") and contrast to net cash provided by operating activities (computed in accordance with GAAP) of $1,897,372 in 2001 and $461,698 in 2000. Registrant realized a gain on sale of real estate of $103,333 in 2001 as contrasted to $5,111,393 in 2000, in both cases from the sale of the Flatiron Building. Accordingly, Registrant realized a net loss of $1,676,547 in 2001 as contrasted to net income of $1,808,954 in 2000.

     The significant reduction in Registrant's loss from real estate operations and increase in net cash provided by operations reflect new leases and higher rents attributable to Registrant's extensive capital improvement program, principally at 475 Fifth Avenue and Alamo Towers, Texas, as well as the benefits of interest rate decreases under the Fleet Loan. However, the effects of the recession of

2001, the events of September 11, 2001, and the loss of retail and office tenants at 475 Fifth Avenue will challenge Registrant's operations in 2002.

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

     The recognition of a loss from real estate operations was largely due to the interest expense associated with Registrant's capital improvement program at 475 Fifth Avenue and Alamo Towers, which increased occupancy and rental rates.

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

     Registrant has obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant has also obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. Approximately 44% and 38% of Registrant's outstanding debt was subject to variable rates at December 31, 2001 and 2000, respectively. In addition, the average interest rate on Registrant's debt decreased from 8.44% at December 31, 2000 to 6.44% at December 31, 2001. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

     The table below provides information about Registrant's debt instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                             Expected Maturity Date
                           ----------------------------------------------------------------------------------------------
                                                                                        There-                      Fair
                           2002        2003        2004         2005         2006       After          Total       Value
                           ----        ----        ----         ----         ----      -------         -----       -----
                                                                 (in thousands)
Secured Variable           $579      $23,805       $ --         $ --         $ --      $    --        $24,384     $24,384

Average
Interest rate              4.08%        4.08%        --           --           --           --           4.08%

Secured Fixed              $259         $282       $299         $333         $362      $29,960        $31,495     $32,354
Average
interest rate              8.27%        8.27%      8.27%        8.27%        8.27%        8.27%          8.27%

     Registrant believes that the interest rates given in the table for fixed rate borrowings are above the rates Registrant could currently obtain for instruments of similar terms and maturities. The fair values of such instruments are estimated using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at December 31, 2001 (estimated at 7.77% per annum).

     A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $244,000, based upon the balances outstanding on variable rate instruments at December 31, 2001.

Item 8. Financial Statements and Supplementary Data

     See list of Financial Statements and Financial Statement Schedules at page F-2, filed as part of this report.

Quarterly Results of Operations (Unaudited)

                                                                     2001
                                       ----------------------------------------------------------------
                                                              Three Months Ended
                                       ----------------------------------------------------------------

                                       March 31            June 30           Sept. 30           Dec. 31
                                       --------            -------           --------           -------
                                                 (Thousands of dollars, except per unit data)

     Total revenues                     $4,023              $4,090            $4,669             $4,203

     Total expenses                      4,435               4,463             4,676              5,191

     Loss from real estate                (412)               (373)               (7)              (988)
     operations before gain on
     sale of real estate

     Gain on sale of real                  103                  --                --                 --
     estate

     Net loss                             (309)               (373)               (7)              (988)

     Net loss per Unit                   (0.10)              (0.12)               --              (0.33)


                                                                      2000
                                       -----------------------------------------------------------------
                                                              Three Months Ended
                                       -----------------------------------------------------------------

                                       March 31            June 30           Sept. 30            Dec. 31
                                       --------            -------           --------            -------
                                                 (Thousands of dollars, except per unit data)

     Total revenues                     $4,023              $3,955            $3,599             $3,978

     Total expenses                      4,624               4,520             4,418              5,295

     Loss from real estate
     operations before gain on            (601)               (565)             (819)            (1,317)
     sale of real estate

     Gain on sale of
     real estate                            --               5,111                --                 --

     Net (loss) income                    (601)              4,546              (819)            (1,317)

     Net (loss) income
     Per Unit                            (0.20)               1.51             (0.27)             (0.44)

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

     The directors and executive officers of the Corporate General Partner are as follows:

                                                                              Officer/
                                                                              Director
     Name                       Age              Position                     Since
     ----                       ---              --------                     --------
     Robert F. Gossett, Jr.     58               President, Treasurer
                                                 and Director                 1994

     Pauline G. Gossett         58               Secretary                    1994

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

     Registrant   employs  the   following   employees   who  make   significant
contributions to the business of Registrant:

                                                                    Employee
     Name                      Age        Position                  Since
     ----                      ---        --------                  ----

     James N. Walsh            48         Property Manager          1997
     Wallis J. Hoskins         48         Property Manager          1993
     Veronica Rios             37         Property Manager          1999
     Madeline Matlak           36         Fund Administrator        1994

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

     Based solely upon its review of copies of Forms 3, 4, and 5 received by it during 2001, and written representations from reporting persons that no other Forms 5 were required for such persons for 2001, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 2001 and prior years were complied with on a timely basis except as previously reported.

Item 11. Executive Compensation

     Registrant is not required to and did not pay remuneration to the officers and directors of the Corporate General Partner. However, the General Partners and/or their affiliates receive compensation for services performed for Registrant.

                           Summary Compensation Table

                                            Share of
                                          Adjusted Cash         Management          Leasing             Expense
                              Year       From Operations           Fees           Commissions        Reimbursement
                              ----       ---------------        ----------        -----------        -------------
Corporate General
Partner                       2001           $28,931             $953,191            $ -0-              $54,240

Individual General
Partner                       2001            $7,233             $238,298            $ -0-              $13,560

Corporate General
Partner                       2000           $28,931             $824,040            $ -0-              $56,000

Individual General
Partner                       2000            $7,233             $206,010            $ -0-              $14,000

Corporate General
Partner                       1999           $28,822             $879,765            $ -0-              $44,000

Individual General
Partner                       1999            $7,205             $219,941            $ -0-              $11,000

See Item 13 - "Certain Relationships and Related Transactions" for a discussion of the above compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of February 28, 2002 as to persons known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

      Name and Address                     Amount and                   Percent
             Of                            Nature of                       Of
      Beneficial Owner                Beneficial Ownership               Class
      ----------------                --------------------               -----

Vance, Teel & Company, Ltd.(1)
406 E. 85th Street                           370,427                     12.4%
New York, New York 10028

-------------
(1)Each of Robert F. Gossett, Jr., the Individual General Partner and the President of the Corporate General Partner, and Pauline G. Gossett, the Secretary of the Corporate General Partner, own a 25% proportionate interest in Vance, Teel & Company, Ltd.

     The following table sets forth information as of February 28, 2002 with respect to the beneficial ownership of Units of Registrant by (i) each of the General Partners, (ii) each of the directors and executive officers of the Corporate General Partner, and (iii) all General Partners and executive officers and directors of the Corporate General Partner, as a group.

                                        Amount and
     Name of                             Nature of
     Beneficial                          Beneficial               Percent
     Owner                               Ownership               of Class

     1345 Realty Corporation(1)             -0-                      0%

     Robert F. Gossett, Jr.(2)           92,606.75                  3.1%

     Pauline G. Gossett(3)               92,606.75                  3.1%

     All General Partners and
     Directors and Executive
     Officers as a group
     (3 persons)                         185,213.5                   6.2%

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

     The General Partners received $36,164 ($28,931 to the Corporate General Partner and $7,233 to the Individual General Partner) as their allocable share (1%) of adjusted cash from operations with respect to the year ended December 31, 2001. For the year ended December 31, 2001, $16,765 (1%) of Registrant's net loss was allocated to the General Partners ($13,412 to the Corporate General Partner and $3,353 to the Individual General Partner).

     The General Partners or their affiliates are also entitled to receive: a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from operations less the asset management fee; an asset management fee for managing Registrant's funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property management services for Registrant's properties, equal to the normal and competitive fees customarily

--------
(1)  1345 Realty Corporation is the Corporate General Partner.

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

charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for net leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases. During the year ended December 31, 2001, the General Partners earned and were paid an aggregate of $1,191,489 of such management fees ($953,191 to the Corporate General Partner and $238,298 to the Individual General Partner).

     The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases.
Such fees are computed at the following rates: (i) in the case of a property leased long-term (10 or more years) net (or similar) basis, 1% of annual gross revenues; and (ii) in the case of other properties, a fee, not to exceed the competitive rate charged by others rendering similar services in the same geographical area, not greater than 6% of annual gross revenues where the General Partners or their affiliates perform leasing, re-leasing and related leasing services, or 3% of annual gross revenues where they do not perform any such services. If a long-term net (or similar) lease is terminated for any reason and the General Partners or their affiliates perform leasing, re-leasing or leasing related services, they will be entitled to a leasing fee of 3% of the gross revenue for the first five years of each replacement lease signed. During the year ended December 31, 2001, no such fees were paid to the General Partners.

     During the year ended December 31, 2001, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant's operations aggregating $67,800 ($54,240 to the Corporate General Partner and $13,560 to the Individual General Partner).

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
                                   between   Registrant
                                   and GTE.(1)

                          (e)      Extension  Agreement
                                   and Supplement dated
                                   as of March 31, 2000
                                   between   Registrant
                                   and GTE.(2)

-------------

(1) Incorporated by reference to Exhibits 100(y), (z), and (aa) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended

                          (f)      Environmental
                                   Compliance       and
                                   Indemnification
                                   Agreement      dated
                                   ______,  1996,  made
                                   by Registrant.(3)

                          (g)      Deed    of    Trust,
                                   Assignment of Rents,
                                   Security   Agreement
                                   and  Fixture  Filing
                                   dated  September 26,
                                   1996,     made    by
                                   Registrant      with
                                   respect    to    the
                                   Monterey        Park
                                   Building.(3)

                          (h)      First  Amendment  to
                                   Deed of Trust  dated
                                   December  __,  1996,
                                   made  by  Registrant
                                   with  respect to the
                                   Monterey        Park
                                   Building.(3)

                          (i)      Mortgage, Assignment
                                   of Leases  and Rents
                                   and         Security
                                   Agreement      dated
                                   September  26, 1996,
                                   made  by  Registrant
                                   with  respect to the
                                   Tumi Building.(3)

                          (j)      First  Amendment  to
                                   Mortgage       dated
                                   December  __,  1996,
                                   made  by  Registrant
                                   with  respect to the
                                   Tumi Building.(3)

                          (k)      Mortgage, Assignment
                                   of Leases and Rents,
                                   Security   Agreement
                                   and  Fixture  Filing
                                   dated  September 26,
                                   1996,     made    by
                                   Registrant      with
                                   respect    to    the
                                   Marathon         Oil
                                   Building.(3)

                          (l)      First  Amendment  to
                                   Mortgage       dated
                                   December  __,  1996,
                                   made  by  Registrant
                                   with  respect to the
                                   Marathon         Oil
                                   Building.(3)
--------------------------------------------------------------------------------
December 31, 2000.

(3)  Incorporated by reference to Exhibits 10 (k), (m), (n), (q), (r), (t), (u),
(v), and (w) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                          (m)      Deed    of    Trust,
                                   Assignment of Rents,
                                   Security   Agreement
                                   and  Fixture  Filing
                                   dated  September 26,
                                   1996,     made    by
                                   Registrant      with
                                   respect    to    the
                                   Directory Building.(3)

                          (n)      First  Amendment  to
                                   Deed of Trust  dated
                                   December  __,  1996,
                                   made  by  Registrant
                                   with  respect to the
                                   Directory Building.(3)

                          (o)      Amended and Restated
                                   Loan Agreement dated
                                   as  of  October  12,
                                   2000         between
                                   Registrant and Fleet
                                   National Bank.(4)

                          (p)      Amended and Restated
                                   Secured   Promissory
                                   Note  dated  October
                                   12,  2000,  made  by
                                   Registrant.(4)

                          (q)      Second  Amendment to
                                   Deed    of    Trust,
                                   Assignment of Rents,
                                   Security   Agreement
                                   and  Fixture  Filing
                                   dated as of  October
                                   12,   2000  made  by
                                   Registrant      with
                                   respect    to    the
                                   Directory Building.(4)

                          (r)      Second  Amendment to
                                   Deed    of    Trust,
                                   Assignment of Rents,
                                   Security   Agreement
                                   and  Fixture  Filing
                                   dated as of  October
                                   12,   2000  made  by
                                   Registrant      with
                                   respect   to   Alamo
                                   Towers.(4)

                          (s)      Third  Amendment  to
                                   Deed    of    Trust,
                                   Assignment of Rents,
                                   Security   Agreement
                                   and  Fixture  Filing
                                   dated as of  October
                                   12,   2000  made  by
                                   Registrant      with
                                   respect    to    the
                                   Monterey        Park
                                   Building.(4)

-------------
(4)  Incorporated  by reference to Exhibits 10 (o), (p), (q), (r), (s), (t), and
(u) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

                          (t)      Third  Amendment  to
                                   Mortgage, Assignment
                                   of Leases  and Rents
                                   and         Security
                                   Agreement  dated  as
                                   of October  12, 2000
                                   made  by  Registrant
                                   with  respect to the
                                   Tumi Building.(4)

                          (u)      Third  Amendment  to
                                   Mortgage, Assignment
                                   of Leases and Rents,
                                   Security   Agreement
                                   and  Fixture  Filing
                                   dated as of  October
                                   12,   2000  made  by
                                   Registrant      with
                                   respect    to    the
                                   Marathon         Oil
                                   Building.(4)

                          (v)      Splitter   Agreement
                                   dated  as of  August
                                   9,   1999    between
                                   Fleet    Bank    and
                                   Registrant.(5)

                          (w)      Demand   Note  dated
                                   August  9, 1999 made
                                   by Registrant.(5)

                          (x)      Assignment        of
                                   Mortgages  and  Note
                                   dated  as of  August
                                   9,   1999   made  by
                                   Registrant      with
                                   respect to 475 Fifth
                                   Avenue. (5)

                          (y)      Consolidated     and
                                   Restated  Promissory
                                   Note dated August 9,
                                   1999   made  by  475
                                   Fifth Avenue Limited
                                   Partnership.(5)

                          (z)      Mortgage
                                   Consolidation,
                                   Assignment of Rents,
                                   Security   Agreement
                                   and  Fixture  Filing
                                   made as of August 9,
                                   1999  by  475  Fifth
                                   Avenue       Limited
                                   Partnership  to  and
                                   for the  benefit  of
                                   Heller    Financial,
                                   Inc.(5)

                          (aa)     Letter     Agreement
                                   dated August 9, 1999
                                   made  by  Robert  F.
                                   Gossett,  Jr. to and
                                   for the  benefit  of
                                   Heller.(5)

-------------
(5)  Incorporated  by reference to Exhibits 10 (v), (w),  (x),  (y), (z),  (aa),
(bb), and (cc) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                          (bb)     Manager's Agreement,
                                   Subordination    and
                                   Consent           to
                                   Assignment  dated as
                                   of  August  9,  1999
                                   made  by  Registrant
                                   to   and   for   the
                                   benefit of Heller.(5)

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
                                   Avenue       Limited
                                   Partnership      and
                                   Robert  F.  Gossett,
                                   Jr.  to and  for the
                                   benefit of Heller.(5)

                          (dd)     Lease  dated  as  of
                                   November   17,  2000
                                   between   Registrant
                                   and LightCross, Inc.
                                   with  respect to the
                                   Monterey        Park
                                   Building.(6)

          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

-------------

(6) Incorporated by reference to Exhibit 10 (dd) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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



                                            CORPORATE REALTY INCOME FUND I, L.P.
                                                        (Registrant)


                                            By: 1345 REALTY CORPORATION
                                                as Corporate General Partner



Dated: March 27, 2002                       By: /s/ Robert F. Gossett, Jr.
                                               ---------------------------------
                                               ROBERT F. GOSSETT, JR.,
                                               President



Dated: March 27, 2002                       By:  /s/ Robert F. Gossett, Jr.
                                               ---------------------------------
                                               ROBERT F. GOSSETT, JR.
                                               Individual General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.

                                            1345 REALTY CORPORATION


Dated: March 27, 2002                       By: /s/ Robert F. Gossett, Jr.
                                               ---------------------------------
                                               Robert F. Gossett, Jr.
                                               President, Director


Dated: March 27, 2002                       By: /s/ Pauline G. Gossett
                                               ---------------------------------
                                               Pauline G. Gossett
                                               Secretary

                      Corporate Realty Income Fund I, L.P.

                                and Subsidiaries

      List of Consolidated Financial Statements and Consolidated Financial
                               Statement Schedules




The following consolidated financial statements of Corporate Realty Income Fund I, L.P. and Subsidiaries are included in Item 8:

Report of Independent Auditors - Ernst & Young LLP .........................F-2


Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2001 and 2000 ...............F-3


Consolidated   Statements  of  Operations  for  the  years  ended
  December 31, 2001, 2000 and 1999 .........................................F-4


Consolidated  Statements of Changes in Partners'  Capital for the
  years ended December 31, 2001, 2000 and 1999 .............................F-5


Consolidated  Statements  of  Cash  Flows  for  the  years  ended
  December 31, 2001, 2000 and 1999 .........................................F-6
Notes to Consolidated Financial Statements .................................F-7
Schedule III - Real Estate and Accumulated Depreciation.....................F-21

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

                         Report of Independent Auditors

To the Partners of
Corporate Realty Income Fund I, L.P.

We have audited the accompanying consolidated balance sheets of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2001 and 2000 and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Realty Income Fund I, L.P. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               /s/ Ernst & Young

New York, New York
February 4, 2002

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                                       December 31,
                                                                                 2001              2000
                                                                            -------------------------------
Assets
Real estate, at cost:
   Land                                                                      $18,795,477        $18,795,477
   Buildings and improvements                                                 99,031,250         94,703,273
   Equipment and furniture                                                       262,607            242,302
                                                                            -------------------------------
                                                                             118,089,334        113,741,052
   Less accumulated depreciation                                              27,462,963         25,197,692
                                                                            -------------------------------
                                                                              90,626,371         88,543,360

Cash and cash equivalents                                                      1,077,273          2,411,748
Accounts receivable, net of allowance for doubtful accounts of
   $252,228 and $134,679 in 2001 and 2000                                        398,089            440,796
Due from general partners                                                             --            273,252
Note receivable, net of unamortized discount of $11,195 and $20,463 in
   2001 and 2000                                                                 240,485            184,723
Deferred rent receivable                                                       2,546,931          2,523,954
Deferred financing costs, net of accumulated amortization of $448,464
   and $1,918,751 in 2001 and 2000                                               994,815          1,281,303
Lease commissions, net of accumulated amortization of $1,426,842 and
   $1,973,860 in 2001 and 2000                                                 2,634,446          2,864,780
Escrow deposits                                                                1,196,814          2,823,307
Deposits and other assets                                                        817,242            797,918
                                                                            -------------------------------
Total assets                                                                $100,532,466       $102,145,141
                                                                            ===============================

Liabilities and partners' capital

Accounts payable and accrued expenses                                       $  2,430,003       $  2,965,347
Mortgage loans payable                                                        55,879,036         51,335,864
Other liabilities                                                              1,302,330          1,629,885
                                                                            -------------------------------
Total liabilities                                                             59,611,369         55,931,096

Commitments and contingencies

Partners' capital:
   General partners:
     Capital contributions                                                         1,000              1,000
     Net income                                                                  368,280            385,045
     Cash distributions                                                         (675,555)          (639,391)
                                                                            -------------------------------
                                                                               (306,275)          (253,346)
                                                                             -------------------------------
  Limited partners: ($25 per unit; 4,000,000 units authorized,
    2,983,531 issued and outstanding in 2001 and 2000)
     Capital contributions, net of offering costs                             71,724,856         71,724,856
     Net income                                                               36,459,500         38,119,282
     Cash distributions                                                      (66,956,984)       (63,376,747)
                                                                            -------------------------------
                                                                              41,227,372         46,467,391
                                                                            -------------------------------
Total partners' capital                                                       40,921,097         46,214,045
                                                                            -------------------------------
Total liabilities and partners' capital                                     $100,532,466       $102,145,141
                                                                            ===============================

See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                                               For the years ended December 31,
                                                           2001              2000              1999
                                                       -----------------------------------------------
Revenue:
   Rental                                              $16,149,439       $15,109,228       $15,387,502
   Lease cancellation                                      575,923           102,469           330,062
   Interest and other income                               259,429           343,172           978,435
                                                       -----------------------------------------------
                                                        16,984,791        15,554,869        16,695,999
                                                       -----------------------------------------------
Expenses:
   Interest                                              4,019,262         4,356,650         3,736,687
   Depreciation                                          3,535,432         3,486,070         3,452,891
   Amortization                                          1,062,902           958,010         1,753,623
   Property operations                                   8,062,211         7,742,251         7,622,547
   Management fees - affiliate                           1,191,489         1,030,050         1,099,706
   Professional fees                                       372,768           675,940           345,000
   Bad debt expense                                        128,516           273,381         1,196,065
   General and administrative                              392,091           334,956           317,584
                                                       -----------------------------------------------
                                                        18,764,671        18,857,308        19,524,103
                                                       -----------------------------------------------

Loss from real estate operations                        (1,779,880)       (3,302,439)       (2,828,104)
Gain on sale of real estate                                103,333         5,111,393                --
                                                       -----------------------------------------------
Net (loss) income                                      $(1,676,547)      $ 1,808,954       $(2,828,104)
                                                       ===============================================

Net (loss) income allocated:

   General partners                                       $(16,765)          $18,090          $(28,281)
   Limited partners                                     (1,659,782)        1,790,864        (2,799,823)
                                                       -----------------------------------------------
                                                       $(1,676,547)       $1,808,954       $(2,828,104)
                                                       ===============================================

Net (loss) income per unit of limited partnership
   interest - basic and diluted                             $(0.56)            $0.60            $(0.94)
                                                       ===============================================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Consolidated Statements of Changes in Partners' Capital

                                                                           General           Limited
                                                          Total            Partners          Partners
                                                       -----------------------------------------------
Partners' capital (deficit) at
   December 31, 1998                                   $54,452,261         $(170,964)      $54,623,225
     Cash distributions to partners                     (3,602,666)          (36,027)       (3,566,639)
     Net loss                                           (2,828,104)          (28,281)       (2,799,823)
                                                       -----------------------------------------------
Partners' capital (deficit) at
   December 31, 1999                                    48,021,491          (235,272)       48,256,763
     Cash distributions to partners                     (3,616,400)          (36,164)       (3,580,236)
     Net income                                          1,808,954            18,090         1,790,864
                                                       -----------------------------------------------
Partners' capital (deficit) at
   December 31, 2000                                    46,214,045          (253,346)       46,467,391
     Cash distributions to partners                     (3,616,401)          (36,164)       (3,580,237)
     Net loss                                           (1,676,547)          (16,765)       (1,659,782)
                                                       -----------------------------------------------
Partners' capital (deficit) at
   December 31, 2001                                   $40,921,097         $(306,275)      $41,227,372
                                                       ===============================================

See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                               For the years ended December 31,
                                                           2001              2000              1999
                                                       -----------------------------------------------
Operating activities
Net (loss) income                                      $(1,676,547)      $ 1,808,954       $(2,828,104)
                                                       -----------------------------------------------
Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
   Depreciation and amortization                         4,598,334         4,444,080         5,206,514
   Gain on sale of real estate                            (103,333)       (5,111,393)               --
   (Increase) decrease in deferred rent receivable         (22,977)         (142,531)          159,032
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                        42,707           137,684           159,137
     Change in due to/from general partners                273,252          (336,786)          158,550
     (Increase) decrease in note receivable                (55,762)           59,920           279,736
      Decrease (increase) in escrow deposits-
       operating                                           166,668           523,848          (885,658)
     Increase in lease commissions                        (546,080)       (1,505,194)         (497,390)
    (Increase) decrease in deposits and other
      assets                                               (19,324)            8,657          (550,806)
     (Decrease) increase in accounts payable and
     accrued expenses                                     (535,344)          410,859          (383,687)
      (Decrease) increase in other liabilities            (224,222)          163,600          (350,223)
                                                       -----------------------------------------------
Total adjustments                                        3,573,919        (1,347,256)        3,295,205
                                                       -----------------------------------------------
Net cash provided by operating activities                1,897,372           461,698           467,101
                                                       -----------------------------------------------

Investing activities
Decrease (increase) in escrow deposits -
  investing                                              1,459,825           (46,008)       (1,981,024)
Proceeds from sale of real estate                               --        12,142,626                --
Acquisition of real estate                              (5,618,443)       (5,039,804)       (3,450,996)
                                                       -----------------------------------------------
Net cash (used in) provided by investing
  activities                                            (4,158,618)        7,056,814        (5,432,020)
                                                       -----------------------------------------------
Financing activities
Deferred financing costs                                        --          (609,259)         (834,019)
Proceeds from mortgage loan payable                      5,300,000        19,641,440        35,000,000
Repayments of mortgage loan payable                       (756,828)      (23,844,864)      (26,391,512)
Cash distributions to partners                          (3,616,401)       (3,616,400)       (3,602,666)
                                                       -----------------------------------------------
Net cash provided by (used in) financing
  activities                                               926,771        (8,429,083)        4,171,803
                                                       -----------------------------------------------
Net (decrease) increase in cash and cash equivalents    (1,334,475)         (910,571)         (793,116)
Cash and cash equivalents at beginning of year           2,411,748         3,322,319         4,115,435
                                                       -----------------------------------------------
Cash and cash equivalents at end of year               $ 1,077,273       $ 2,411,748       $ 3,322,319
                                                       ===============================================



See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2001

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

There were no unit redemptions during 2001, 2000 and 1999.

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

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Deferred Rent

Rental income is recognized on the straight-line basis over the entire term of the lease including rent-free periods. Accordingly, rental income for the years ended December 31, 2001, 2000 and 1999, includes approximately $186,457, $221,900 and $615,300, respectively, of the excess of income on the straight-line basis over the actual amount billed.

During 2001, the Partnership wrote off deferred rent receivable of approximately $163,500, of which approximately $144,000 related to one tenant vacating 475 Fifth Avenue prior to the expiration of the lease term. During 2000, the Partnership wrote off deferred rent receivable of approximately $79,400, of which approximately $76,700 and $2,700 related to tenants vacating 475 Fifth Avenue and Alamo Towers, respectively, prior to the expiration of their lease terms. During 1999, the Partnership wrote-off deferred rent receivable of approximately $774,400, of which approximately $407,200, $338,200 and $29,000 related to tenants vacating the Tumi Building, 475 Fifth Avenue, and the Monterey Park Building, respectively, prior to the expiration of their lease terms.

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

The fair value of the Partnership's fixed rate long term borrowings are estimated using discounted cash flow analyses, based on current borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value of the Partnership's fixed rate long-term debt at December 31, 2001 is $31,495,092 and $32,354,182, respectively.

Segments

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", ("Statement 131") requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

The Partnership is engaged in owning and managing office properties and has one reportable segment, office real estate. The primary sources of revenue are tenant rents and escalations and reimbursement revenue. Real estate property operating expenses primarily consist of real estate taxes, security, maintenance and utility costs.

Recently Issued Accounting Pronouncement

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


2. Significant Accounting Policies (continued)

earlier application encouraged. The Company will adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a
significant   impact  on  the  Company's   financial  position  and  results  of
operations.

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

Sale or refinancing proceeds will generally be distributed 99% to the limited partners and 1% to the general partners until the limited partners have received an amount which, when added to all prior distributions of cash, will equal their original invested capital plus an 8% per annum cumulative noncompounded return. Thereafter, after payment of the subordinated disposition fee, as defined in the agreement, proceeds will be distributed 75% to the limited partners and 25% to the general partners.

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

Park, California, and the 90,000 square feet of underlying land. The property contains approximately 22,250 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $4,182,000.

During 1999, a tenant, American Color Graphics vacated the property and paid a lease cancellation fee of approximately $140,000. During 2000, the building was approximately 45% leased to one tenant under a lease which expired in November 2000. In November 2000, the Partnership entered into a 10 year net lease with Lightcross for the entire building. The tenant occupied the premises in August 2001.

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

As of December 31, 2001, the building was 100% leased to GTE Directories Corporation for a term, which expires on September 30, 2003. Rent from the tenant represented 20%, 18%, and 16% of the Partnership's total rental revenue in 2001, 2000 and 1999, respectively.

Tumi Building

On December 30, 1986, the Partnership purchased the Tumi Building (formerly the Austin Place Building), an office building located in South Plainfield, New Jersey, and

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

4. Investments in Real Estate (continued)

Tumi Building (continued)

the five acres of underlying land. The property contains approximately 107,900 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $16,473,000.

In March 1999, Gdynia America Line, Inc. ("Gdynia"), a tenant who had occupied approximately 20% of the Tumi Building, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The lease was rejected in bankruptcy proceedings and the Partnership is currently pursuing amounts from Polish Ocean Lines, a Polish corporation partially owned by the Polish government, that is jointly and severally obligated under Gdynia's lease.

As of December 31, 2001, the building was approximately 76% leased to various tenants under leases with remaining terms ranging from four to seven years.

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

An escrow account of $434,466 was established from the proceeds of the sale which will be released to the Partnership if and when it finds a replacement for a tenant who applied

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

4. Investments in Real Estate (continued)

Flatiron Building (continued)

for bankruptcy protection. As of December 31, 2001, a balance of $254,000 remains in the escrow. The recognition of gain on sale, to the extent held in such escrow, has been deferred.

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

As of December 31, 2001, the building was approximately 75% leased to various tenants under leases with remaining terms ranging from three years to five years. The Marathon Oil Company leases approximately 65,700 square feet of space pursuant to a lease, which expires in February, 2006. Approximately 9,300 square feet of the remaining space is leased to two tenants.

475 Fifth Avenue

On December 6, 1996 the Partnership purchased an office building and the underlying land, approximately one third of an acre, located at 475 Fifth Avenue, New York, New York (the "New York Building"). The building contains approximately 240,000 net rentable square feet.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $27,440,000.

As of December 31, 2001, the building was approximately 92% leased to various tenants under operating leases with remaining terms ranging from one to fourteen years.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

4. Investments in Real Estate (continued)

475 Fifth Avenue (continued)

During  2001,  the  Partnership   recognized   lease   cancellation   income  of
approximately $576,000, net of write off of deferred rent receivable of approximately $144,000. For the years ended December 31, 2000 and 1999, $70,000 and $190,000, respectively, were earned from tenants that terminated their leases prior to the end of their lease terms.

Alamo Towers

On March 17, 1997, the Partnership purchased an office building and the thirteen acre underlying land located in San Antonio, Texas, for a purchase price, including capitalized closing and related costs, of approximately $12,002,000. The building contains approximately 193,000 net rentable square feet.

As of December 31, 2001, the building was approximately 81% leased to various tenants under operating leases with remaining terms ranging from one to six years.

During  2000  the  partnership   earned  lease   cancellation  fees  aggregating
approximately $32,000 from tenants that terminated leases prior to the end of their respective lease terms.

5. Leases

Minimum future rentals from tenants under noncancellable operating leases as of December 31, 2001 are approximately as follows:

         2002                            $ 13,652,000
         2003                              12,608,000
         2004                               9,838,000
         2005                               8,435,000
         2006                               5,873,000
         Thereafter                        15,144,000
                                       ----------------
         Total                           $ 65,550,000
                                       ================

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

5. Leases (continued)

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 2001, 2000 and 1999, escalation charges amounting to approximately $1,421,000, $1,846,000 and $2,034,000, respectively, have been included in rental income.

6. Transactions With General Partners and Affiliates

The general partners or their affiliates receive a property management fee equal to either 1% for a long-term net lease with a term of ten years or more or 6% for other types of leases on the gross revenue from the property, and a partnership management fee equal to 7% of adjusted cash from operations, as defined, and reimbursement of administrative expenses. The general partners also receive leasing commissions in connection with leasing, re-leasing or leasing related services performed on behalf of the Partnership in connection with the negotiation of tenant leases. Such commissions are computed at a rate equal to 3% of the gross revenues for the first five years of each lease signed where the general partners have performed such leasing services.

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 2001, 2000 and 1999:

                                   2001             2000              1999
                                 --------------------------------------------

Partnership management fees      $253,148          $106,508          $250,908
Property management fees          938,341           923,542           848,798
Administrative expenses            67,800            70,000            55,000

There were no leasing commissions billed by the general partner in 2001, 2000 and 1999.

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

On October 12, 2000, the Partnership entered into an Amended and Restated Loan Agreement in connection with the Mortgage (the "New Mortgage"). The terms of the New Mortgage provide for maximum gross borrowings of $25,000,000, of which $19,641,440 was advanced on October 12, 2000. The loan commitment is permanently reduced by required monthly principal payments and any prepayments. The New Mortgage provides for an initial maturity date of September 30, 2003, however, the Partnership has the option to extend the maturity date for two additional one year periods provided that certain conditions are met. The New Mortgage is secured by the properties owned by the Partnership, other than the New York Building.

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

In addition, the New Mortgage provides that the Partnership may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-offs of deferred rent receivables. Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the period from and including January 1, 2001, through the date as of which compliance is tested. As of December 31, 2001, the Partnership had exceeded this distribution limitation by approximately $548,000 and expects to continue to exceed this limitation unless and until it can generate sufficient additional rental revenue from its properties. If Fleet were to force the Partnership to comply with this provision, the Partnership would need to reduce its distributions to Unitholders or risk a default under the Fleet Loan.

At December 31, 2001, $24,383,944 was outstanding under the New Mortgage at an interest rate of approximately 4.0% based on (ii) above.

In connection with obtaining the New Mortgage, the Partnership incurred fees and expenses of $609,259, which have been capitalized and are being amortized over the term of the loan agreement.

On August 9, 1999, the Partnership obtained a $32,000,000 fixed rate mortgage (the "New York Loan"). The loan is secured by the New York Building, matures on September 1, 2009, and bears interest on the outstanding balance, payable monthly, at a fixed rate of 8.27%. The terms of the note require monthly principal and interest payments of $240,855. In connection with the New York Loan, the Partnership incurred fees aggregating approximately $834,000. These fees have been deferred and are being amortized over the term of the New York Loan. As of December 31, 2001, the outstanding balance of the loan was $31,495,092. The New York Loan may not be prepaid prior to September 2, 2002. Thereafter, the New York Loan can be prepaid in full and not in part, subject to a prepayment penalty. Pursuant to the New York Loan

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


7. Loans Payable (continued)

agreement, the Partnership had approximately $1,197,000 included in escrow deposits on December 31, 2001 in restricted funds for capital improvements, repairs and replacements, and real estate taxes.

Minimum future principal payments pursuant to the Partnership's loan agreements as of December 31, 2001 are as follows:

         2002                           $    838,229
         2003                             24,087,136
         2004                                299,029
         2005                                332,652
         2006                                361,641
         Thereafter                       29,960,349
                                       --------------
         Total                          $ 55,879,036
                                       ==============

8. Supplemental Disclosure of Cash Flow Information

                                                         2001            2000            1999
                                                      ------------------------------------------
      Cash paid during the year for interest          $4,083,149      $4,388,197      $3,653,401
                                                      ==========================================


9. Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the "Plan") in accordance with Section 401(K) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions. For the years ended December 31, 2001, 2000 and 1999, the Partnership made contributions of $25,000, $0, and $0, respectively to the Plan.

10. Earnings and Distributions per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 2,983,531 (2001, 2000 and 1999) weighted average limited partnership units outstanding.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


10. Earnings and Distributions per Limited Partnership Unit (continued)

For the three years ended December 31, 2001, there were no partnership unit equivalents and, in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 2001, were computed based on the weighted average limited partnership units outstanding.

Distributions per limited partnership unit were $1.20 for the years ended December 31, 2001, 2000 and 1999.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Schedule III - Real Estate and Accumulated Depreciation

                                December 31, 2001



                                                                                Costs
                                                                             Capitalized
                                                                            Subsequent to          Gross Amount at Which
                                                  Initial Cost (B)           Acquisition        Carried at Close of Period
                                         ------------------------------------------------------------------------------------
                                                             Building          Building                            Building
                         Encumbrances                           and              and                                  and
   Description               (A)              Land         Improvements       Improvements          Land         Improvements
-----------------------------------------------------------------------------------------------------------------------------
Office Building
  Monterey Park,        $ 1,194,813       $ 1,762,126       $ 2,459,141       $ 1,593,359       $ 1,762,126       $ 4,052,500
  CA
Office Building
  Las Colinas, TX         8,778,220         4,925,745        19,702,979         3,348,026         4,925,745        23,051,005
Office Building
  So. Plainfield,         5,778,995         3,147,912        13,378,294         2,019,437         3,147,912        15,397,731
  NJ
Office Building
  San Antonio, TX         6,437,361         2,408,000         9,636,883         5,854,580         2,408,000        15,491,463
Office Building
  Oklahoma City,          2,194,555         1,063,694         9,713,348           519,250         1,063,694        10,232,598
  OK
Office Building
  New York, NY           31,495,092         5,488,000        21,951,998         9,116,562         5,488,000        31,068,560
                        -----------       -----------       -----------       -----------       -----------       -----------
                        $55,879,036       $18,795,477       $76,842,643       $22,451,214       $18,795,477       $99,293,857
                        ===========       ===========       ===========       ===========       ===========       ===========


                                           Accumulated                                    Life on Which
                            Total         Depreciation        Date of         Date         Depreciation
   Description               (C)               (D)          Construction    Acquired       Is Computed
--------------------------------------------------------------------------------------------------------
Office Building
  Monterey Park,        $  5,814,626       $ (1,008,090)         1985       7/10/1986      5 to 40 years
  CA
Office Building
  Las Colinas, TX         27,976,750        (10,159,402)         1982       10/27/1986     5 to 40 years
Office Building
  So. Plainfield,         18,545,643         (6,070,257)         1986       12/30/1986     5 to 40 years
  NJ
Office Building
  San Antonio, TX         17,899,463         (1,648,153)       1975/1       3/17/1997      5 to 40 years
Office Building
  Oklahoma City,          11,296,292         (3,750,726)         1986       3/21/1988      5 to 40 years
  OK
Office Building
  New York, NY            36,556,560         (4,826,335)         1927       12/6/1996      5 to 40 years
                        ------------       ------------
                        $118,089,334       $(27,462,963)
                        ============       ============

                      Corporate Realty Income Fund I, L.P.

                                and Subsidiaries

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 2001

Notes:

(A) Encumbrances represents loans secured by deeds of trust given with respect to all of the properties of the Partnership.

(B) The initial cost to the Partnership represents the original purchase price of the properties net of purchase price adjustments, including amounts incurred subsequent to acquisition which were contemplated. The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.

(C)  Reconciliation Summary of Transactions - Real Estate Owned

                                                               For the years ended December 31,
                                                           2001              2000              1999
                                                       -----------------------------------------------

Balance at beginning of year                          $113,741,052      $118,185,492      $115,495,174
Net additions during the year                            5,618,443         5,039,804         3,450,996
Cost of real estate sold                                        --        (9,395,006)               --
Write off fully depreciated assets                      (1,270,161)          (89,238)         (760,678)
                                                       -----------------------------------------------
Balance at close of year                              $118,089,334      $113,741,052      $118,185,492
                                                       ===============================================


     The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2001 was approximately $119,982,000.

(D)      Reconciliation Summary of Transactions - Accumulated Depreciation

                                                               For the years ended December 31,
                                                           2001              2000              1999
                                                       -----------------------------------------------

Balance at beginning of year                           $25,197,692       $24,361,971       $21,669,758
Depreciation charged to expense                          3,535,432         3,486,070         3,452,891
Accumulated depreciation of real estate
   sold                                                         --        (2,561,111)               --
Write-off of fully depreciated assets                   (1,270,161)          (89,238)         (760,678)
                                                       -----------------------------------------------
Balance at close of year                               $27,462,963       $25,197,692       $24,361,971
                                                       ===============================================