Form 10-Q
period 2002-03-31
CORPORATE REALTY INCOME FUND I L P
filed 2002-05-15
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                   ---------------    ----------------

     Commission file number 0-15796

                      Corporate Realty Income Fund I, L.P.
             (Exact name of registrant as specified in its charter)

      Delaware                                                  13-3311993
(State of organization)                                     (I.R.S. Employer
                                                            identification No.)

475 Fifth Avenue, New York, New York                              10017
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


                                      Index


                                                                      Page No.
                                                                      --------

Part I    Financial information                                          3

Item 1    Financial Statements                                           3

          Consolidated Balance Sheets --
          March 31, 2002 and December 31, 2001                           4

          Consolidated Statements of Operations --
          For the three months ended March 31, 2002 and 2001             5

          Consolidated Statements of Cash Flows --
          For the three months ended March 31, 2002 and 2001             6

          Notes to Consolidated  Financial Statements                    7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 10

Item 3    Quantitative and Qualitative Disclosures about Market Risk    11

Part II   Other information                                             12

Item 6    Exhibits and Reports on Form 8-K                              12

          Signatures                                                    13

                          Part I. Financial Information

Item 1. Financial Statements


The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2002 and December 31, 2001

                                                                 March 31         December 31,
                                                                   2002               2001
                                                              -------------      -------------
                                                               (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                  $  18,795,477      $  18,795,477
        Buildings and improvements                               99,572,319         99,031,250
        Equipment and furniture                                     262,607            262,607
                                                              -------------      -------------
                                                                118,630,403        118,089,334
        Less accumulated depreciation                           (28,272,449)       (27,462,963)
                                                              -------------      -------------
                                                                 90,357,954         90,626,371
Cash and cash equivalents                                         1,425,714          1,077,273
Accounts receivable, net of allowance for doubtful
        accounts of $134,680 in 2002 and $252,228 in 2001           181,104            398,089
Notes receivable, net of unamortized discount of
        $9,283 in 2002 and $11,195 in 2001                          227,258            240,485
Step rent receivables                                             2,421,616          2,546,931
Deferred financing costs, net of accumulated amortization
        of $520,087 in 2002 and $448,464 in 2001                    923,192            994,815
Lease commissions, net of accumulated amortization
        of $1,500,513 in 2002 and $1,426,842 in 2001              2,487,815          2,634,446
Escrow cash                                                       1,335,115          1,196,814
Deposits and other assets                                           413,963            817,242
                                                              -------------      -------------
        Total assets                                          $  99,773,731      $ 100,532,466
                                                              =============      =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                         $  55,661,288      $  55,879,036
Accounts payable and accrued expenses                             3,051,753          2,430,003
Due to general partners                                             564,193                 --
Other liabilities                                                 1,376,152          1,302,330
                                                              -------------      -------------
        Total liabilities                                        60,653,386         59,611,369
                                                              -------------      -------------

Partners' Capital:
        General partners:
        Capital contributions                                         1,000              1,000
        Net income                                                  359,313            368,280
        Cash distributions                                         (684,596)          (675,555)
                                                              -------------      -------------
                                                                   (324,283)          (306,275)
                                                              -------------      -------------
        Limited partners: ($25 per unit; 4,000,000 units
        authorized, 2,983,531 issued and
        outstanding in 2002 and 2001)
        Capital contributions, net of offering costs             71,724,856         71,724,856
        Net income                                               35,571,815         36,459,500
        Cash distributions                                      (67,852,043)       (66,956,984)
                                                              -------------      -------------
                                                                 39,444,628         41,227,372
                                                              -------------      -------------
        Total partners' capital                                  39,120,345         40,921,097
                                                              -------------      -------------

        Total liabilities and partners' capital               $  99,773,731      $ 100,532,466
                                                              =============      =============

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                             2002            2001
                                                         -----------     -----------
Income:
        Rental                                           $ 3,707,588     $ 3,883,505
        Interest and other income                             34,175         139,702
                                                         -----------     -----------
                                                           3,741,763       4,023,207
                                                         -----------     -----------

Expenses:
        Interest                                             882,186       1,027,555
        Depreciation                                         809,486         740,377
        Amortization                                         224,732         205,872
        Bad debt expense                                     302,286              --
        Property operating                                 1,971,044       2,041,809
        Management fees                                      266,751         286,454
        General and administrative                           181,930         133,246
                                                         -----------     -----------
                                                           4,638,415       4,435,313
                                                         -----------     -----------

Loss from real estate operations                            (896,652)       (412,106)

Gain on sale of real estate                                       --         103,333
                                                         -----------     -----------

Net loss                                                 $  (896,652)    $  (308,773)
                                                         ===========     ===========

Net loss allocated:
        To the general partners                          $    (8,967)    $    (3,088)
        To the limited partners                             (887,685)       (305,685)
                                                         -----------     -----------
                                                         $  (896,652)    $  (308,773)
                                                         ===========     ===========

Net loss per unit of limited partnership interest        $     (0.30)    $     (0.10)
                                                         ===========     ===========


Distribution per unit of limited partnership interest    $      0.30     $      0.30
                                                         ===========     ===========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                 2002            2001
                                                             -----------     -----------
Cash flows from operating activities:
   Net loss                                                  $  (896,652)    $  (308,773)
                                                             -----------     -----------
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization                             1,034,218         946,249
     Gain from sale of real estate                                    --        (103,333)
     Changes in operating assets and liabilities:
     Decrease/(increase) in:
        Accounts receivable,net                                  216,985          (8,661)
        Due from general partners                                     --          (4,505)
        Notes receivable                                          13,227          11,088
        Step rent receivables, net of write off                  125,315         (21,281)
        Lease commissions                                         (6,478)       (136,518)
        Escrow deposits                                         (138,301)        323,326
        Other assets                                             403,279         368,931
     Increase/(decrease) in:
        Accounts payable and accrued expenses                    621,750        (563,964)
        Other liabilities                                         73,822        (118,229)
                                                             -----------     -----------
        Total adjustments                                      2,343,817         693,103
                                                             -----------     -----------
        Net cash provided by operating activities              1,447,165         384,330
                                                             -----------     -----------

Cash flows from investing activities:
     Acquisition of real estate                                 (541,069)     (1,559,281)
                                                             -----------     -----------
     Cash used in investing activities                          (541,069)     (1,559,281)
                                                             -----------     -----------

Cash flows from financing activities:
     Due to partners                                             564,193              --
     Mortgage proceeds                                                --       1,800,000
     Mortgage paid                                              (217,748)       (184,147)
     Cash distributions to partners                             (904,100)       (904,100)
                                                             -----------     -----------
     Net cash (used in)/ provided by financing activities       (557,655)        711,753
                                                             -----------     -----------

Net increase/(decrease) in cash and cash equivalents             348,441        (463,198)
Cash and cash equivalents at beginning of period               1,077,273       2,411,748
                                                             -----------     -----------
Cash and cash equivalents at end of period                   $ 1,425,714     $ 1,948,550
                                                             ===========     ===========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

1.  General

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the "Partnership" or the "Registrant"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31,2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 2001.

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

2. Recently Issued Accounting Pronouncment

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of." It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Partnership.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

3.  Rental Income

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income billed to rental income recognized.

                                    Three Months Ended
                                         March 31
                                    2002          2001
                                 ----------    ----------

     Rental income billed        $3,671,128    $3,862,224
     Step rent receivables           36,460        21,281
                                 ----------    ----------
     Rental income recognized    $3,707,588    $3,883,505
                                 ==========    ==========

4.  Leases

     Minimum future rentals under noncancellable operating leases as of March 31, 2002 are approximately as follows:

     Year ending December 31

                        2002                            $12,902,000
                        2003                             11,820,000
                        2004                              9,038,000
                        2005                              8,435,000
                        2006                              5,873,000
                        Thereafter                       15,144,000
                                                        -----------
                            Total                       $63,212,000
                                                        ===========

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months ended March 31, 2002 and 2001, escalation charges amounted to $327,227 and $278,290, respectively.

5. Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three months ended March 31, 2002 are:

                                                                 Three
                                                                 Months
                                                                 ------
         Partnership management fees                           $  63,287
         Property management fees                                203,464

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

6.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the three months ended March 31, 2002 and 2001 amounted to $886,138 and $1,057,453, respectively.

7. Deferred Gain on Sale of Colorado Building

     On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10,000,000.

     An escrow account for $434,466 was established from the proceeds of the sale which will be released to the Partnership if and when it finds a replacement for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred. Through March 31, 2002, $103,333 has been recognized.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At March 31, 2002, Registrant had cash and receivables of approximately $1,606,000 as contrasted to accounts payable and accrued expenses of approximately $3,052,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant likely will need to sell assets as its borrowing capacity under its line-of-credit loan (the "Fleet Loan") is exhausted.

     In June 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. In 2001, Registrant recognized approximately $103,000 of the amount held in escrow.

     In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant has drawn down an aggregate of approximately $24,941,000 under the amended Fleet Loan. Because the Fleet Loan requires monthly amortization of the outstanding principal balance, which amounts permanently reduce the maximum gross borrowings under the loan, Registrant has availed itself of the maximum amount allowed under the Fleet Loan. Registrant may draw funds from its replacement reserve (currently approximately $214,000) and its repair reserve (currently approximately $366,000) under the 475 Fifth Loan to fund certain improvements at 475 Fifth Avenue.

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

     During the early part of 2002, two retail tenants paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. One of such tenants had its lease rejected in bankruptcy proceeding and the other retail tenant's lease was terminated upon forfeiture of a security deposit in the approximate amount of $91,670. In addition, office tenants paying aggregate annual rents of approximately $1,200,000 vacated 475 Fifth Avenue during 2001.

     During the three months ended March 31, 2002, Registrant funded approximately $541,000 of building and tenant improvements in New York and San Antonio. Registrant continues to invest capital in improving its properties with the goal of increasing revenues from real estate operations and realizing appreciation in property values. Registrant may require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,700,000) and Alamo Towers (estimated at $3,250,000). These additional capital improvements are expected to be made over several years.

     To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. As discussed above, Registrant has exhausted its borrowing capacity under the Fleet Loan and has limited funds available under the 475 Fifth Loan. Registrant's quarterly distributions to partners for the quarter ended March 31, 2002 aggregated $895,059, or $0.30 per Unit. Registrant will be unable to maintain this level of distributions. Registrant has announced that it will not make any distribution attributable to the first quarter of 2002. Thereafter is expects to resume distributions but at less than $0.30 per Unit, until it re-leases the vacant space at 475 Fifth Avenue.

     Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its available cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan Agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of rent and step rent receivables. As of March 31,2002, cumulative distributions to Unitholders since January 1, 2001, have exceeded adjusted net income from real estate operations by approximately $1,088,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Three Months Ended March 31, 2002 versus 2001

     Rental income in 2002 decreased by 4.5% from 2001, primarily as a result of lease cancellations and terminations in the New York property. Other income in 2002 decreased by 75.5% from 2001 because Registrant recovered a bad debt in 2001 from a delinquent former New York tenant.

     Interest expense decreased by 14.1% in 2002 primarily because of the lowering of variable interest rates in 2001. Depreciation increased by 9.3% in 2002 from 2001 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. Amortization increased by 9.2% because of the amortization of commissions paid pertaining to new and renewed leases in the New York, San Antonio, South Plainfield and Monterey Park properties. Bad debt expense in 2002 consisted of the write-off of rent and step rent receivables from former New York and San Antonio tenants. Property operating costs decreased by 3.5% in 2002 as a result of vacancies in the New York property and the reduction in utilities cost in the New York, San Antonio, South Plainfield and Oklahoma City properties. Management fees decreased by 6.9% in 2002 due to the decrease in rental income. General and administrative expenses for 2002 increased by 36.5% when compared to that of 2001 because of increases in employee salaries, hiring an additional employee, increases in fringe benefits, and increased transfer agent and tax preparation costs.

     Registrant had a net loss of $896,652 from real estate operations during the three months ended March 31, 2002 as compared to a net loss of $412,106 from real estate operations for the same period of 2001 (a 117.6% increase). After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of $439,852 in 2002 and $534,143 in 2001 (a 17.7% decrease). These cash flows are not computed in accordance with accounting principles generally accepted in the United States ("GAAP") and contrast to net cash provided by operating activities (computed in accordance with GAAP) of $1,447,165 in 2002 and $384,330 in 2001. Registrant realized an additional gain on sale of real estate in 2001 of $103,333, from the sale in 2000 of the Flatiron Building. As a result of the increased loss from real estate operations and the gain on sale of real estate in 2001, Registrant's net loss increased by 190.4% from 2001 to 2002.

     The significant increase in Registrant's loss from real estate operations and decrease in cash flows (on a non-GAAP basis) are primarily attributable to the loss of retail and office tenants at 475 Fifth Avenue.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of March 31, 2002, Registrant had approximately $24,238,000 of outstanding debt subject to variable rates (approximately 44% of outstanding debt) and approximately $31,423,000 of fixed rate indebtedness (approximately 56% of outstanding debt). The average interest rate on Registrant's debt decreased from 6.44% at December 31, 2001 to 6.37% at March 31, 2002. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

     A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $242,000, based upon the balances outstanding on variable rate instruments at March 31, 2002.

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K


(a) No exhibits are filed with this report.

(b) No reports on form 8-K were filed during the quarter for which this report is filed

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

                                      CORPORATE REALTY INCOME FUND I, L.P.
                                           (Registrant)

                                      By: 1345 REALTY CORPORATION
                                      AS CORPORATE GENERAL PARTNER

Date: May 15, 2002                    By: Robert F. Gossett, Jr.
                                          --------------------------------------
                                          President



Date: May 15, 2002                    By: Pauline G. Gossett
                                          --------------------------------------
                                          Secretary