Form 10-Q
period 2002-06-30
CORPORATE REALTY INCOME FUND I L P
filed 2002-08-14
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                     ------------------    --------------------

                         Commission file number 0-15796

                      Corporate Realty Income Fund I, L.P.
             (Exact name of registrant as specified in its charter)

      Delaware                                                   13-3311993
(State of organization)                                       (I.R.S. Employer
                                                             identification No.)

475 Fifth Avenue, New York, New York                                10017
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

Yes |X| No |_|

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES

                                      Index

                                                                       Page No.

Part I  Financial information                                              3

Item 1  Financial Statements                                               3

        Consolidated Balance Sheets --
        June 30, 2002 and December 31, 2001                                4

        Consolidated Statements of Operations --
        For the three  months ended June 30, 2002 and 2001                 5

        Consolidated Statements of Operations --
        For the six  months ended June 30, 2002 and 2001                   6

        Consolidated Statements of Cash Flows --
        For the six months ended June 30, 2002 and 2001                    7

        Notes to Consolidated  Financial Statements                        8

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     11

Item 3  Quantitative and Qualitative Disclosures about Market Risk        13

Part II Other information                                                 14

Item 6  Exhibits and Reports on Form 8-K                                  14

        Signatures                                                        15

                          Part I. Financial Information

Item 1. Financial Statements

The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2002 and December 31, 2001

                                                              June 30,       December 31,
                                                                2002             2001
                                                            -------------    -------------
                                                             (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                $  18,795,477    $  18,795,477
        Buildings and improvements                             99,988,262       99,031,250
        Equipment and furniture                                   262,607          262,607
                                                            -------------    -------------
                                                              119,046,346      118,089,334
        Less accumulated depreciation                         (29,081,935)     (27,462,963)
                                                            -------------    -------------
                                                               89,964,411       90,626,371

Cash and cash equivalents                                       1,372,401        1,077,273
Accounts receivable, net of allowance for doubtful
        accounts of $134,680 in 2002 and $252,228 in 2001         236,449          398,089
Notes receivable, net of unamortized discount of
        $7,539 in 2002 and $11,195 in 2001                        213,806          240,485
Step rent receivables                                           2,459,826        2,546,931
Deferred financing costs, net of accumulated amortization
        of $591,710 in 2002 and $448,464 in 2001                  851,569          994,815
Lease commissions, net of accumulated amortization
        of $1,653,622 in 2002 and $1,426,842 in 2001            2,391,015        2,634,446
Escrow cash                                                       591,065        1,196,814
Deposits and other assets                                         894,412          817,242
                                                            -------------    -------------
        Total assets                                        $  98,974,954    $ 100,532,466
                                                            =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                       $  55,457,191    $  55,879,036
Accounts payable and accrued expenses                           2,843,474        2,430,003
Due to general partners                                           532,662               --
Other liabilities                                               1,328,614        1,302,330
                                                            -------------    -------------
        Total liabilities                                      60,161,941       59,611,369
                                                            -------------    -------------

Partners' Capital:
        General partners:
        Capital contributions                                       1,000            1,000
        Net income                                                356,240          368,280
        Cash distributions                                       (684,596)        (675,555)
                                                            -------------    -------------
                                                                 (327,356)        (306,275)
                                                            -------------    -------------
        Limited partners: ($25 per unit; 4,000,000 units
        authorized, 2,983,531 issued and
        outstanding in 2002 and 2001)
        Capital contributions, net of offering costs           71,724,856       71,724,856
        Net income                                             35,267,556       36,459,500
        Cash distributions                                    (67,852,043)     (66,956,984)
                                                            -------------    -------------
                                                               39,140,369       41,227,372
                                                            -------------    -------------
        Total partners' capital                                38,813,013       40,921,097
                                                            -------------    -------------

        Total liabilities and partners' capital             $  98,974,954    $ 100,532,466
                                                            =============    =============

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                            2002           2001
                                                        -----------    -----------
Income:
        Rental                                          $ 3,833,525    $ 4,060,093
        Interest and other income                            29,275         29,557
                                                        -----------    -----------
                                                          3,862,800      4,089,650
                                                        -----------    -----------
Expenses:
        Interest                                            891,497      1,085,417
        Depreciation                                        809,486        740,377
        Amortization                                        224,732        205,872
        Bad debt expense                                         --         10,968
        Property operating                                1,827,833      1,922,792
        Management fees                                     257,469        289,646
        General and administrative                          159,115        207,812
                                                        -----------    -----------
                                                          4,170,132      4,462,884
                                                        -----------    -----------

Net loss                                                $  (307,332)   $  (373,234)
                                                        ===========    ===========

Net loss allocated:
        To the general partners                         $    (3,073)   $    (3,732)
        To the limited partners                            (304,259)      (369,502)
                                                        -----------    -----------
                                                        $  (307,332)   $  (373,234)
                                                        ===========    ===========

Net loss per unit of limited partnership interest       $     (0.10)   $     (0.12)
                                                        ===========    ===========

Distribution per unit of limited partnership interest   $        --    $      0.30
                                                        ===========    ===========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                            2002           2001
                                                        -----------    -----------
Income:
        Rental                                          $ 7,541,113    $ 7,943,598
        Interest and other income                            63,450        169,259
                                                        -----------    -----------
                                                          7,604,563      8,112,857
                                                        -----------    -----------
Expenses:
        Interest                                          1,773,683      2,112,972
        Depreciation                                      1,618,972      1,480,754
        Amortization                                        449,464        411,744
        Bad debt expense                                    302,286         10,968
        Property operating                                3,798,877      3,964,601
        Management fees                                     524,220        576,100
        General and administrative                          341,045        341,058
                                                        -----------    -----------
                                                          8,808,547      8,898,197
                                                        -----------    -----------

Loss from real estate operations                         (1,203,984)      (785,340)

Gain on sale of real estate                                      --        103,333
                                                        -----------    -----------

Net loss                                                $(1,203,984)   $  (682,007)
                                                        ===========    ===========

Net loss allocated:
        To the general partners                         $   (12,040)   $    (6,820)
        To the limited partners                          (1,191,944)      (675,187)
                                                        -----------    -----------
                                                        $(1,203,984)   $  (682,007)
                                                        ===========    ===========

Net loss per unit of limited partnership interest       $     (0.40)   $     (0.23)
                                                        ===========    ===========

Distribution per unit of limited partnership interest   $      0.30    $      0.60
                                                        ===========    ===========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the six ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                2002           2001
                                                            -----------    -----------
Cash flows from operating activities:
   Net loss                                                 $(1,203,984)   $  (682,007)
                                                            -----------    -----------
   Adjustments to reconcile loss
     to net cash provided by operating activities:
     Depreciation and amortization                            2,068,436      1,892,498
     Gain from sale of real estate                                   --       (103,333)
     Changes in operating assets and liabilities:
     Decrease/(increase) in:
        Accounts receivable                                     161,640         30,072
        Due from general partners                                    --         14,182
        Notes receivable                                         26,679        (39,238)
        Step rent receivables, net of write-off                  87,105        (80,875)
        Lease commissions and legal fees                        (62,787)      (208,866)
        Escrow deposits                                         605,749        642,084
        Other assets                                            (77,170)        15,744
     Increase/(decrease) in:
        Accounts payable and accrued expenses                   413,471        142,359
        Other liabilities                                        26,284       (107,990)
                                                            -----------    -----------
        Total adjustments                                     3,249,407      2,196,637
                                                            -----------    -----------
        Net cash provided by operating activities             2,045,423      1,514,630
                                                            -----------    -----------

Cash flows from investing activities:
     Acquisition of real estate                                (957,012)    (3,993,331)
                                                            -----------    -----------
     Cash used in investing activities                         (957,012)    (3,993,331)
                                                            -----------    -----------

Cash flows from financing activities:
     Due to partners                                            532,662             --
     Mortgage proceeds                                               --      4,300,000
     Mortgage paid                                             (421,845)      (361,102)
     Cash distributions to partners                            (904,100)    (1,808,200)
                                                            -----------    -----------
     Net cash (used in)/ provided by financing activities      (793,283)     2,130,698
                                                            -----------    -----------

Net increase/(decrease) in cash and cash equivalents            295,128       (348,003)
Cash and cash equivalents at beginning of period              1,077,273      2,411,748
                                                            -----------    -----------
Cash and cash equivalents at end of period                  $ 1,372,401    $ 2,063,745
                                                            ===========    ===========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

1. General

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the "Partnership" or the "Registrant"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30,2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

2. Recently Issued Accounting Pronouncement

      In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Statement No. 144 supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be disposed of". It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted Statement No. 144 on January 1, 2002. The adoption of this statement did not have a material effect on the results of operations or the financial position of the Partnership.

      In April 2002, the FASB issued Statement No. 145, which rescinded Statement No.4, "Reporting Gains and Losses from Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Partnership will adopt Statement No. 145 on January 1, 2003.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

3. Rental Income

      In accordance with FASB No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income billed to rental income recognized.

                              Three Months Ended        Six Months Ended
                                   June 30                   June 30
                              2002         2001         2002         2001
                           ----------   ----------   ----------   ----------

Rental income billed       $3,795,315   $4,000,500   $7,466,443   $7,862,723
Step rent receivables          38,210       59,593       74,670       80,875
                           ----------   ----------   ----------   ----------
Rental income recognized   $3,833,525   $4,060,093   $7,541,113   $7,943,598
                           ==========   ==========   ==========   ==========

4. Leases

      Minimum future rentals under noncancellable operating leases as of June 30, 2002 are approximately as follows:

    Year ending December 31
    -----------------------
                        2002                                 $13,435,000
                        2003                                  12,312,000
                        2004                                   9,304,000
                        2005                                   8,451,000
                        2006                                   6,083,000
                        2007                                   6,964,000
                        Thereafter                             8,299,000
                                                             -----------
                            Total                            $64,848,000
                                                             ===========

      In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and six months ended June 30, 2002 and 2001, escalation charges amounted to $376,876 and $704,103 in 2002 and $418,676 and $696,966 in 2001, respectively.

5. Transactions with General Partners and Affiliates

      Fees incurred and reimbursable expenses for the three and six months ended June 30, 2002 are:

                                                         Three           Six
                                                         Months         Months
                                                         ------         ------
         Partnership management fees                    $ 51,836       $115,123
         Property management fees                        205,633        409,097

6. Supplemental Disclosure of Cash Flow Information

      Cash paid for interest during the six months ended June 30, 2002 and 2001 amounted to $1,789,062 and $2,112,972, respectively.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

7. Deferred Gain on Sale of Colorado Building

      On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10,000,000.

      An escrow account for $434,466 was established from the proceeds of the sale which will be released to the Partnership if and when it finds a replacement for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred. Through June 30, 2002, $103,333 has been recognized (all recorded in 2001). An agreement between the Partnership and the purchaser also calls for the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant applying for bankruptcy protection. Through June 30, 2002, disbursements aggregating approximately $75,000 were made from the escrow account in relation to such obligation.

8. Contingencies

      In March 1999, Gdynia American Line, Inc. ("Gdynia"), a tenant who had occupied approximately 20% of the Tumi Building, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The lease was rejected in bankruptcy proceedings and the Partnership was pursuing amounts from Polish Ocean Lines, a Polish corporation owned by the Polish government and/or certain Polish institutions and organizations, who is jointly and severally obligated under this lease. On May 4, 2001, the Partnership obtained a judgement in the approximate amount of $4,389,400 against Polish Ocean Lines for amounts due under the lease. Such amount has not been recognized in income as there can be no assurance as to the Partnership's ability to collect any of this judgement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      At June 30, 2002, Registrant had cash and receivables of approximately $1,609,000 as contrasted to accounts payable and accrued expenses of approximately $2,843,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant likely will need to sell assets as its borrowing capacity under its line-of-credit loan (the "Fleet Loan") is exhausted.

      In June 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. In 2001, Registrant recognized approximately $103,000 of the amount held in escrow. An agreement between the Partnership and the purchaser also calls for the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant applying for bankruptcy protection. Through June 30, 2002, disbursements aggregating approximately $75,000 were made from the escrow account in relation to such obligation.

      In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant has drawn down an aggregate of approximately $24,941,000 under the amended Fleet Loan. Because the Fleet Loan requires monthly amortization of the outstanding principal balance, which amounts permanently reduce the maximum gross borrowings under the loan, Registrant has availed itself of the maximum amount allowed under the Fleet Loan. Registrant may draw funds from its replacement reserve (currently approximately $200,000) under the 475 Fifth Loan to fund certain improvements at 475 Fifth Avenue.

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

      During the early part of 2002, two retail tenants paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. One of such tenants had its lease rejected in bankruptcy proceeding and the other retail tenant's lease was terminated upon forfeiture of a security deposit in the approximate amount of $91,000. One replacement retail tenant has entered into an approximate five year lease at an initial annual base rent of approximately $298,000. The rent abatement period under such lease ended in July 2002. In addition, office tenants paying aggregate annual rents of approximately $1,200,000 vacated 475 Fifth Avenue during 2001.

      During the six months ended June 30, 2002, Registrant funded approximately $957,000 of building and tenant improvements in New York and San Antonio. Registrant continues to invest capital in improving its properties with the goal of increasing revenues from real estate operations and realizing appreciation in property values; however, Registrant recently has delayed such expenditures when possible because of decreases in revenues from real estate operations experienced during the past 12 months. Registrant may require capital to fund additional tenant improvements as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,700,000) and Alamo Towers (estimated at $3,250,000). These additional capital improvements are expected to be made over several years.

      To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. As discussed above, Registrant has exhausted its borrowing capacity under the Fleet Loan and has limited funds available under the 475 Fifth Loan. Registrant made no distribution attributable to the quarter ended March 31, 2002 and will not make any distribution attributable to the quarter ended June 30, 2002. Registrant expects to resume distributions when it is able to re-lease the retail vacant spaces at 475 Fifth Avenue, although the level of distributions may be less than the $0.30 per Unit amount previously paid to Unitholders.

      Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its available cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan Agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of rent and step rent receivables. As of June 30, 2002, cumulative distributions to Unitholders since January 1, 2001 exceeded adjusted net income from real estate operations by approximately $407,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

      Management has selected the following accounting policies which it believes are significant in order to understand the Partnership's activities, financial position and operating results.

      Real Estate and Depreciation and Amortization. Costs directly related to the acquisition, development and improvement of real estate are capitalized. Ordinary repairs and maintenance are expensed as incurred.

      The Partnership reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the Partnership's assets, which are held for use, are measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairment losses were required on any of the properties owned by the Partnership.

      Tenant improvements and leasing commissions related to commercial properties are capitalized and amortized over the terms of the related leases. Depreciation is computed under the straight-line method over the estimated economic useful life of the assets, which range from five to forty years.

      Financing costs are amortized over the term of the loan agreements.

      Income recognition. Commercial properties are leased under operating leases. Rental income is recognized on a straight-line basis over the terms of the respective leases including rent-free periods. Rental income is recognized monthly as it is earned.

      Estimates. The preparation of financial statements in conformity accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Six Months Ended June 30, 2002 versus 2001

      Rental income in 2002 decreased by 5.1% from 2001, primarily as a result of lease cancellations and terminations in the New York property. Other income in 2002 decreased by 62.5% from 2001 because Registrant recovered a bad debt in 2001 from a delinquent New York tenant.

      Interest expense decreased by 16.1% in 2002 primarily because of the lowering of variable interest rates. Depreciation increased by 9.3% in 2002 from 2001 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. Amortization increased by 9.2% because of the amortization of commissions paid pertaining to new and renewed leases in the New York, San Antonio, South Plainfield and Monterey Park properties. Bad debt expense in 2002 increased significantly from that of 2001 as a result of the write-off of rent and step rent receivables from former New York and San Antonio tenants. Property operating costs decreased by 4.2 % in 2002 as a result of vacancies in the New York property and the reduction in utilities cost in the New York, San Antonio, South Plainfield and Oklahoma City properties. Management fees decreased by 9.0% from 2002 to 2001 due to the decrease in rental income. Despite increases in salaries, fringe benefits, transfer agent and tax preparation costs in 2002, total general and administrative expenses were comparable to those of 2001 because such expenses in 2001 included a Colorado tax on gain from sale of the Boulder, Colorado property.

      Registrant had a loss of $1,203,984 from real estate operations during the six months ended June 30, 2002 as compared to a loss of $785,340 from real estate operations for the same period of 2001 (53.3% increase). After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of $1,166,738 in the first half of 2002 and $1,118,126 in 2001 (a 4.3% increase). These cash flows are not computed in accordance with accounting principles generally accepted in the United States ("GAAP") and contrast to net cash provided by operating activities (computed in accordance with GAAP) of $2,045,423 in 2002 and $1,514,630 in 2001. Registrant realized an additional gain on sale of real estate in 2001 of $103,333 from the sale in 2000 of the Colorado building. As a result of the increased loss from real estate operations and the additional gain on sale of real estate in 2001, Registrant's net loss increased by 76.5% from 2001 to 2002.

      The increase in Registrant's loss from real estate operations and increase in cash flows (on a non-GAAP basis) are primarily attributable to the loss of retail and office tenants at 475 Fifth Avenue and the related write-off of rent and step rent receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended June 30, 2002 versus 2001

      Rental income in 2002 decreased by 5.6% from 2001, primarily as a result of lease cancellations and terminations in the New York property. There was no significant difference between other income of the second quarters of 2002 and 2001.

      Interest expense decreased by 17.9% in 2002 primarily because of the lowering of variable interest rates. Depreciation increased by 9.3% in 2002 from 2001 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. Amortization increased by 9.2% because of the amortization of commissions paid pertaining to new and renewed leases in the New York, San Antonio, South Plainfield and Monterey Park properties. No tenant receivables were considered uncollectible and, therefore, written off during the second quarter of 2002. Property operating costs decreased by 4.9% from 2001 to 2002 as a result of vacancies in the New York property and the reduction in utilities cost in the New York, San Antonio, South Plainfield and Oklahoma City properties. Management fees decreased by 11.1% from 2001 to 2002 due to the decrease in rental income. General and administrative expenses for 2002 decreased by 23.4% when compared to those of 2001 primarily because of the payment in 2001 of a Colorado tax on gain from sale of the Boulder, Colorado property.

      Registrant had net loss of $307,332 during the three months ended June 30, 2002 as compared to a net loss of $373,234 for the same period of 2001 (a 17.7% decrease). After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of $726,886 in 2002 and $583,983 in 2001 (a 24.5% increase). These cash flows are not computed in accordance with GAAP.

      The decrease in Registrant's net loss from real estate operations and increase in cash flows (on a non-GAAP basis) are primarily attributable to the lowering of variable interest rates, reduction in utilities costs and the payment in 2001 of the Colorado tax on gain from sale of property.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

      Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

      Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of June 30, 2002, Registrant had approximately $24,093,000 of outstanding debt subject to variable rates (approximately 43% of outstanding debt) and approximately $31,364,000 of fixed rate indebtedness (approximately 57% of outstanding debt). The average interest rate on Registrant's debt decreased from 6.44% at December 31, 2001 to 6.35% at June 30, 2002. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

      A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $241,000, based upon the balances outstanding on variable rate instruments at June 30, 2002.

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)   The following exhibits are filed with this report:

      99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                         CORPORATE REALTY INCOME FUND I, L.P.
                                              (Registrant)

                                         By: 1345 REALTY CORPORATION
                                         AS CORPORATE GENERAL PARTNER


Date: August 13, 2002                    By: Robert F. Gossett, Jr.
                                            -----------------------------------
                                             President


Date: August 13, 2002                    By: Pauline G. Gossett
                                            ------------------------------------
                                             Secretary