Form 10-Q
period 2002-09-30
CORPORATE REALTY INCOME FUND I L P
filed 2002-11-14
CIK 785898

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to ____________

                         Commission file number 0-15796
                                                -------

                      Corporate Realty Income Fund I, L.P.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                    13-3311993
-----------------------                                       -----------------
(State of organization)                                       (I.R.S. Employer
                                                             identification No.)

475 Fifth Avenue, New York, New York                                10017
------------------------------------                              ----------
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

                                      Index

                                                                        Page No.
                                                                        --------

Part I  Financial information                                                 3

Item 1  Financial Statements                                                  3

        Consolidated Balance Sheets --
        September 30, 2002 and December 31, 2001                              4

        Consolidated Statements of Operations --
        For the three  months ended September 30, 2002 and 2001               5

        Consolidated Statements of Operations --
        For the nine  months ended September 30, 2002 and 2001                6

        Consolidated Statements of Cash Flows --
        For the nine months ended September 30, 2002 and 2001                 7

        Notes to Consolidated  Financial Statements                           8

Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        11

Item 3  Quantitative and Qualitative Disclosures about Market Risk           13

Item 4  Controls and Procedures                                              14

Part II Other information                                                    15

Item 6  Exhibits and Reports on Form 8-K                                     15

        Signatures                                                           16

                          Part I. Financial Information

Item 1. Financial Statements

The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2002 and December 31, 2001

                                                                         September 30,      December 31,
                                                                              2002              2001
                                                                         -------------     -------------
                                                                          (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                             $  18,795,477     $  18,795,477
        Buildings and improvements                                         100,260,697        99,031,250
        Equipment and furniture                                                262,607           262,607
                                                                         -------------     -------------
                                                                           119,318,781       118,089,334
        Less accumulated depreciation                                      (29,891,421)      (27,462,963)
                                                                         -------------     -------------
                                                                            89,427,360        90,626,371

Cash and cash equivalents                                                    1,373,432         1,077,273
Accounts receivable, net of allowance for doubtful
        accounts of $134,680 in 2002 and $252,228 in 2001                      255,095           398,089
Notes receivable, net of unamortized discount of
        $5,966 in 2002 and $11,195 in 2001                                     153,742           240,485
Step rent receivables                                                        2,602,469         2,546,931
Deferred financing costs, net of accumulated amortization
        of $663,333 in 2002 and $448,464 in 2001                               779,946           994,815
Lease commissions and legal fees, net of accumulated amortization
        of $1,806,731 in 2002 and $1,426,842 in 2001                         2,298,056         2,634,446
Escrow cash                                                                    886,236         1,196,814
Deposits and other assets                                                      519,113           817,242
                                                                         -------------     -------------
        Total assets                                                     $  98,295,449     $ 100,532,466
                                                                         =============     =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                                    $  55,252,751     $  55,879,036
Accounts payable and accrued expenses                                        2,632,443         2,430,003
Due to general partners                                                        778,888                --
Other liabilities                                                            1,253,319         1,302,330
                                                                         -------------     -------------
        Total liabilities                                                   59,917,401        59,611,369
                                                                         -------------     -------------

Partners' Capital:
        General partners:
        Capital contributions                                                    1,000             1,000
        Net income                                                             351,891           368,280
        Cash distributions                                                    (684,596)         (675,555)
                                                                         -------------     -------------
                                                                              (331,705)         (306,275)
                                                                         -------------     -------------
        Limited partners: ($25 per unit; 4,000,000 units
        authorized, 2,983,531 issued and
        outstanding in 2002 and 2001)
        Capital contributions, net of offering costs                        71,724,856        71,724,856
        Net income                                                          34,836,940        36,459,500
        Cash distributions                                                 (67,852,043)      (66,956,984)
                                                                         -------------     -------------
                                                                            38,709,753        41,227,372
                                                                         -------------     -------------
        Total partners' capital                                             38,378,048        40,921,097
                                                                         -------------     -------------

        Total liabilities and partners' capital                          $  98,295,449     $ 100,532,466
                                                                         =============     =============

                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                             2002            2001
                                                         -----------     -----------
Income:
        Rental                                           $ 4,044,907     $ 4,040,340
        Lease cancellation                                        --         575,923
        Interest and other income                             64,521          52,786
                                                         -----------     -----------
                                                           4,109,428       4,669,049
                                                         -----------     -----------

Expenses:
        Interest                                             896,103         972,131
        Depreciation                                         809,486         735,027
        Amortization                                         224,732         348,621
        Property operating                                 2,069,162       2,160,363
        Management fees                                      281,226         323,344
        Bad debt expense                                      89,858               0
        General and administrative                           173,826         136,784
                                                         -----------     -----------
                                                           4,544,393       4,676,270
                                                         -----------     -----------

Net loss                                                 $  (434,965)         (7,221)
                                                         ===========     ===========

Net loss allocated:
        To the general partners                          $    (4,350)    $       (72)
        To the limited partners                             (430,615)         (7,149)
                                                         -----------     -----------
                                                         $  (434,965)    $    (7,221)
                                                         ===========     ===========

Net loss per unit of limited partnership interest        $     (0.14)    $     (0.00)
                                                         ===========     ===========

Distribution per unit of limited partnership interest    $        --     $      0.30
                                                         ===========     ===========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                             2002             2001
                                                         ------------     ------------
Income:
        Rental                                           $ 11,586,020     $ 11,983,938
        Lease cancellation                                         --          575,923
        Interest and other income                             127,971          222,045
                                                         ------------     ------------
                                                           11,713,991       12,781,906
                                                         ------------     ------------

Expenses:
        Interest                                            2,669,786        3,085,103
        Depreciation                                        2,428,458        2,215,781
        Amortization                                          674,196          760,365
        Property operating                                  5,868,039        6,124,964
        Management fees                                       805,446          899,444
        Bad debt expenses                                     392,144           10,968
        General and administrative                            514,871          477,842
                                                         ------------     ------------
                                                           13,352,940       13,574,467
                                                         ------------     ------------

Loss from real estate operations                           (1,638,949)        (792,561)

Gain on sale of real estate                                        --          103,333
                                                         ------------     ------------

Net loss                                                 $ (1,638,949)    $   (689,228)
                                                         ============     ============

Net loss allocated:
        To the general partners                          $    (16,390)    $     (6,892)
        To the limited partners                            (1,622,559)        (682,336)
                                                         ------------     ------------
                                                         $ (1,638,949)    $   (689,228)
                                                         ============     ============

Net loss per unit of limited partnership interest        $      (0.54)    $      (0.23)
                                                         ============     ============

Distribution per unit of limited partnership interest    $       0.30     $       0.90
                                                         ============     ============

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                 2002            2001
                                                             -----------     -----------
Cash flows from operating activities:
   Net loss                                                  $(1,638,949)    $  (689,228)
                                                             -----------     -----------
   Adjustments to reconcile loss
     to net cash provided by operating activities:
     Depreciation and amortization                             3,102,654       2,976,146
     Gain from sale of real estate                                    --        (103,333)
     Changes in operating assets and liabilities:
     Decrease (increase) in:
        Accounts receivable                                      142,994          55,657
        Due from general partners                                     --          55,850
        Notes receivable                                          86,743         (30,962)
        Step rent receivables                                    (55,538)         40,869
        Lease commissions and legal fees                        (122,937)       (411,995)
        Escrow deposits                                          310,578         891,648
        Other assets                                             298,129         277,699
     Increase (decrease) in:
        Accounts payable and accrued expenses                    202,440         439,204
        Other liabilities                                        (49,011)       (103,990)
                                                             -----------     -----------
        Total adjustments                                      3,916,052       4,086,793
                                                             -----------     -----------
     Net cash provided by operating activities                 2,277,103       3,397,565
                                                             -----------     -----------

Cash flows from investing activities:
     Acquisition of real estate                               (1,229,447)     (5,010,438)
                                                             -----------     -----------
     Cash used in investing activities                        (1,229,447)     (5,010,438)
                                                             -----------     -----------

Cash flows from financing activities:
     Due to general partners                                     778,888              --
     Mortgage proceeds                                                --       4,300,000
     Mortgage principal repayments                              (626,285)       (552,686)
     Cash distributions to partners                             (904,100)     (2,712,301)
                                                             -----------     -----------
     Net cash (used in)/ provided by financing activities       (751,497)      1,035,013
                                                             -----------     -----------

Net increase/(decrease) in cash and cash equivalents             296,159        (577,860)
Cash and cash equivalents at beginning of period               1,077,273       2,411,748
                                                             -----------     -----------
Cash and cash equivalents at end of period                   $ 1,373,432     $ 1,833,888
                                                             ===========     ===========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

1. General

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the "Partnership" or the "Registrant"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

     In April 2002, the FASB issued Statement No. 145, which rescinded Statement No.4, "Reporting Gains and Losses from Extinguishment of Debt". Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company will adopt Statement No. 145 on January 1, 2003.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

3. Rental Income

     In accordance with FASB No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income billed to rental income recognized.

                                 Three  Months Ended          Nine Months Ended
                                    September 30                 September 30
                                2002           2001           2002           2001
                            -----------    -----------    -----------    -----------
Rental income billed        $ 3,902,264    $ 4,018,008    $11,368,707    $11,880,731
Step rent receivables           142,643         22,332        217,313        103,207
                            -----------    -----------    -----------    -----------
Rental income recognized    $ 4,044,907    $ 4,040,340    $11,586,020    $11,983,938
                            ===========    ===========    ===========    ===========

4. Leases

     Minimum future rentals under noncancellable operating leases as of September 30, 2002 are approximately as follows:

                Year ending December 31
                -----------------------

                        2003                               $12,697,000
                        2004                                 9,914,000
                        2005                                 9,086,000
                        2006                                 6,551,000
                        2007                                 7,138,000
                        Thereafter                           9,853,000
                                                           -----------
                            Total                          $55,239,000
                                                           ===========

     In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and nine months ended September 30, 2002 and 2001, escalation charges amounted to $411,804 and $1,115,907 in 2002 and $373,251 and $1,070,217 in 2001 respectively.

5. Transactions with General Partners and Affiliates

     Fees incurred and reimbursable expenses for the three and nine months ended September 30, 2002 are:

                                Three Months Ended       Nine Months Ended
                                   September 30            September 30
                                 2002        2001        2002        2001
                               --------    --------    --------    --------
Partnership management fees    $ 51,836      63,287    $166,959     189,861
Property management fees        229,390     260,057     638,487     709,583

6. Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the nine months ended September 30, 2002 and 2001 amounted to $2,686,762 and $3,131,052, respectively.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

7. Deferred Gain on Sale of Colorado Building

     On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10,000,000.

     An escrow account for $434,466 was established from the proceeds of the sale which will be released to the Partnership if and when it finds a replacement for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred. Through September 30, 2002, $103,333 has been recognized (all recorded in 2001). An agreement between the Partnership and the purchaser also calls for the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant applying for bankruptcy protection. Through September 30, 2002, disbursements aggregating approximately $146,000 were made from the escrow account in relation to such obligation. In addition, the Partnership earned interest income of approximately $28,000 since the escrow account was established.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     At September 30, 2002, Registrant had cash and receivables of approximately $1,629,000 as contrasted to accounts payable and accrued expenses of approximately $2,632,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, Registrant likely will need to sell assets as its borrowing capacity under its line-of-credit loan (the "Fleet Loan") is exhausted.

     In June 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. In 2001, Registrant recognized approximately $103,000 of the amount held in escrow. An agreement between the Partnership and the purchaser also calls for the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant applying for bankruptcy protection. Through September 30, 2002, disbursements aggregating approximately $146,000 were made from the escrow account in relation to such obligation. In addition, the Partnership earned interest income of approximately $28,000 since the escrow account was established.

     In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant has drawn down an aggregate of approximately $24,941,000 under the amended Fleet Loan. Because the Fleet Loan requires monthly amortization of the outstanding principal balance, which amounts permanently reduce the maximum gross borrowings under the loan, Registrant has availed itself of the maximum amount allowed under the Fleet Loan. Registrant may draw funds from its replacement reserve (currently approximately $201,000) under the 475 Fifth Loan to fund certain improvements at 475 Fifth Avenue.

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

     Registrant has agreed to reduce the base rent payable by Tumi, Inc. at its New Jersey property by $264,000 for the 12 month period commencing September 1, 2002 in consideration of a two-year extension of the lease.

     During the early part of 2002, two retail tenants paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. One of such tenants had its lease rejected in bankruptcy proceedings and the other retail tenant's lease was terminated upon forfeiture of a security deposit in the approximate amount of $91,000. One replacement tenant has entered into an approximate five year lease at an initial base rent of approximately $298,000. The rent abatement period under such lease ended in July 2002. In addition, office tenants paying aggregate annual rents of approximately $1,200,000 vacated 475 Fifth Avenue during 2001. During the nine months ended September 30, 2002, Registrant funded approximately $1,229,000 of building and tenant improvements in New York and San Antonio. Registrant continues to invest capital in improving its properties with the goal of increasing revenues from real estate operations and realizing appreciation in property values; however, Registrant recently has delayed such expenditures when possible because of decreases in revenues from real estate operations experienced during the past 12 months. Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,700,000) and Alamo Towers (estimated at $3,250,000). These additional capital improvements are expected to be made over several years.

     To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. As discussed above, Registrant has exhausted its borrowing capacity under the Fleet Loan and has limited funds available under the 475 Fifth Loan. Registrant has made no distribution attributable to the quarters ended March 31, June 30, and will not make a distribution attributable to the quarter ended September 30, 2002. Registrant expects to resume distributions when it is able to re-lease the vacant retail spaces at 475 Fifth Avenue, although the level of distributions may be less than the $0.30 per Unit amount previously paid to Unitholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Registrant has used working capital reserves provided from loan proceeds and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its available cash from operations to Unitholders. However, such distributions are subject to suspension or reduction to meet capital requirements and are also limited by the Fleet Loan Agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of rent and step rent receivables. As of September 30, 2002, adjusted net income from real estate operations exceeded cumulative distributions to Unitholders since January 1, 2001 by approximately $282,000.

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

     The Partnership reviews its real estate assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the Partnership's assets, which are held for use, are measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. No impairment losses were required on any of the properties owned by the Partnership.

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

     Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

Nine Months Ended September 30, 2002 versus 2001

     Rental income in 2002 decreased by 3.3% from 2001, primarily as a result of lease cancellations and terminations in the New York property. During the nine months ended September 30, 2001, Registrant realized lease cancellation income of $575,923 from the early termination of a lease in the New York property. Registrant received no such income during 2002. Other income in 2002 decreased by 42.4% from 2001 because Registrant recovered a bad debt in 2001 from a delinquent New York tenant.

     Interest expense decreased by 13.5% in 2002 primarily because of the lowering of variable interest rates. Depreciation increased by 9.6% in 2002 from 2001 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. Amortization decreased by 11.3% because of the write-off in 2001 of commissions related to a canceled lease in the New York property. Bad debt expense in 2002 increased significantly from that of 2001 as a result of the write-off of rent and step rent receivables from former New York and San Antonio tenants. Property operating costs decreased by 4.2 % in 2002 as a result of vacancies in the New York property and the reduction in utilities cost in the New York, San Antonio, South Plainfield and Oklahoma City properties. Management fees decreased by 10.5% in 2002 from 2001 due to the decrease in rental income. General and administrative expenses increased by 7.7% in 2002 from 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

due to increases in salaries, fringe benefits, transfer agent and tax preparation costs.

     Registrant had a net loss of $1,638,949 from real estate operations during the nine months ended September 30, 2002 as compared to a loss of $792,561 from real estate operations for the same period of 2001 (a 106.8% increase) as a result of the lease cancellation income received in 2001 and the decrease in rental income. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of $1,855,849 in 2002 and $2,194,553 in 2001 (a 15.4% decrease). These cash flows are not computed in accordance with accounting principles generally accepted in the United States ("GAAP") and contrast to net cash provided by operating activities (computed in accordance with GAAP) of $2,277,103 in 2002 and $3,397,565 in 2001. Registrant realized an additional gain on sale of real estate in 2001 of $103,333 from the release of escrowed proceeds from the sale which occurred in 2000 of the Colorado building. As a result of the increased loss from real estate operations and the additional gain on sale of real estate in 2001, Registrant's net loss increased by 137.8% from 2001 to 2002.

     The increase in Registrant's loss from real estate operations and decrease in cash flows (on a non-GAAP basis) are primarily attributable to the loss of retail and office tenants at 475 Fifth Avenue.

Three Months Ended September 30, 2002 versus 2001

     Rental income in 2002 increased by 0.1% from 2001; however, after excluding step rent receivables, rental income in 2002 decreased by 2.9% from 2001, primarily as a result of lease cancellations and terminations in the New York property. During the three months ended September 30, 2001, Registrant realized lease cancellation income of $575,923 from the early termination of a lease in the New York property. Registrant received no such income during 2002. Interest and other income increased by 22.2% in 2002 from 2001 due to higher cash balances and interest income earned from the Colorado escrow account.

     Interest expense decreased by 7.8% in 2002 primarily because of the lowering of variable interest rates. Depreciation increased by 10.1% in 2002 from 2001 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. Amortization decreased by 35.5% because of the write-off in 2001 of commissions paid pertaining to a canceled lease in the New York property. Bad debt expense in 2002 pertains to the write-off of the uncollected balance of a former San Antonio tenant. Property operating costs decreased by 4.2% from 2001 to 2002 as a result of vacancies in the New York property and the reduction in utilities cost in the New York, San Antonio, South Plainfield and Oklahoma City properties. Management fees decreased by 13.0% from 2001 to 2002 due to the decrease in rental income. General and administrative expenses increased by 27.1% in 2002 from 2001 due to increases in salaries, fringe benefits and tax preparation and consulting costs.

     Registrant had net loss of $434,965 during the three months ended September 30, 2002 as compared to a net loss of $7,221 for the same period of 2001 as a result of the lease cancellation income received in 2001. After adjusting for non-cash items (depreciation, amortization and bad debt expense), operations generated cash flows of $689,111 in 2002 and $1,076,427 in 2001 (a 36.0%
decrease). These cash flows are not computed in accordance with GAAP.

     The increase in Registrant's net loss from real estate operations and decrease in cash flows (on a non-GAAP basis) are primarily attributable to the loss of retail and office tenants at 475 Fifth Avenue.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of September 30, 2002, Registrant had approximately $23,948,000 of outstanding debt subject to variable rates (approximately 43% of outstanding debt) and approximately $31,304,000 of fixed rate indebtedness (approximately 57% of outstanding debt). The average interest rate on Registrant's debt decreased from 6.44% at December 31, 2001 to 6.34% at September 30, 2002. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

     A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $239,000, based upon the balances outstanding on variable rate instruments at September 30, 2002.

Item 4: Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act.

     (b)  Changes in Internal Controls

     Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

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

                                        CORPORATE REALTY INCOME FUND I, L.P.
                                           (Registrant)

                                        By: 1345 REALTY CORPORATION
                                        AS CORPORATE GENERAL PARTNER


Date: November 13, 2002                 By: Robert F. Gossett, Jr.
                                           ------------------------------------
                                           President


Date: November 13, 2002                 By: Pauline G. Gossett
                                           ------------------------------------
                                           Secretary