Form 10-K
period 2002-12-31
CORPORATE REALTY INCOME FUND I L P
filed 2003-03-31
CIK 785898

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

For the fiscal year ended December 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-15796

                      CORPORATE REALTY INCOME FUND I, L. P.
                      -------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                          13-3311993
--------------------------------------------------------------------------------
   (State or Other Jurisdiction of                            (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

     475 Fifth Avenue, New York, NY                                10017
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

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

                     Depositary Units of Limited Partnership
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
$31,144,128.
------------

Documents Incorporated by Reference in this Form 10-K

      None.

                      CORPORATE REALTY INCOME FUND I, L. P.

                           Annual Report on Form 10-K

                                December 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE

PART I........................................................................1

Item 1.  Business.............................................................1

Item 2.  Properties...........................................................6

Item 3.  Legal Proceedings....................................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

PART II.......................................................................15

Item 5.  Market for Registrant's Securities and Related Security Holder
         Matters..............................................................15

Item 6.  Selected Financial Data..............................................17

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........21

Item 8.  Financial Statements and Supplementary Data .........................22

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................23

PART III......................................................................24

Item 10. Directors and Executive Officers of the Registrant...................24

Item 11. Executive Compensation...............................................25

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................26

Item 13. Certain Relationships and Related Transactions.......................27

Item 14. Controls and Procedures..............................................28

ITEM IV.......................................................................29

Item 15. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.............................................................29

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

      Rental revenue from the following tenant at Registrant's properties each accounted for more than 10% of Registrant's total rental revenue for each of the years ended December 31, 2000, 2001, and 2002:

      a. For 2000, GTE Directories Corporation ("GTE") as tenant in the Directory Building (18%).

      b.    For 2001, GTE as tenant in the Directory Building (20%).

      c. For 2002, Verizon Directories Corp. ("Verizon"), a successor to GTE, as tenant in the Directory Building (20%).

475 Fifth Avenue Loan

      On August 9, 1999, the Subsidiary Partnership obtained a first mortgage loan (the "475 Loan") from Heller Financial, Inc. ("Heller") in the amount of $32,000,000. On such date, Registrant paid down approximately $23,381,000 of the Fleet Loan (see "Fleet Bank Loan" below) to release the lien of the Fleet Loan from 475 Fifth Avenue and subject the property to the lien of the 475 Loan. The balance of proceeds borrowed by the Subsidiary Partnership from Heller after payment of loan broker fees and costs of approximately $329,000 and other closing costs of approximately $505,000, were used to provide cash to fund capital improvements and leasing costs at 475 Fifth Avenue and to augment working capital. As of March 20, 2003, the outstanding principal balance of the 475 Loan was approximately $31,158,546.

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

      The 475 Loan currently has three separate reserves:

      1. The first, a property tax reserve, requires monthly payments sufficient to enable all real estate taxes against 475 Fifth Avenue to be paid before they become due and payable. The property tax reserve has a balance of approximately $337,964 as of March 20, 2003;

      2. The second, a replacement reserve, was funded with $200,000 of the proceeds of the 475 Loan. This reserve is to be utilized to fund capital improvements reasonably approved in advance by Heller. The replacement reserve accrues interest for the Subsidiary Partnership's benefit at a "non-personal money market rate." If the balance of this reserve falls below $200,000, the Subsidiary Partnership must make monthly deposits of $4,000 until the balance of the replacement reserve equals $200,000. As of March 20, 2003, the Subsidiary Partnership had not utilized any funds from the replacement reserve and the balance in this account was approximately $202,230;

      3. The third, a repair reserve, was funded with $1,967,000 of the proceeds of the 475 Loan and combined with an additional repair reserve of $533,000. This reserve is utilized to fund capital improvements determined in the Subsidiary Partnership's sole discretion. The capital improvements reserve accrues interest for the Subsidiary Partnership's benefit at a "non-personal money market rate." As of March 20, 2003, the Subsidiary Partnership had funded capital improvements aggregating approximately $2,633,000 from the repair reserve. The balance in this account was approximately $300.

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

Fleet Bank Loan

      Registrant's properties, other than 475 Fifth Avenue, are subject to the lien of a first mortgage line-of-credit loan (the "Fleet Loan") from Fleet National Bank ("Fleet"). On August 9, 1999, the Fleet Loan was divided into the following two notes: a note in the amount of $22,594,880 and secured by a mortgage on 475 Fifth Avenue, which note was repaid in full to Fleet and which mortgage was consolidated with and into Heller's mortgage on that property; and, a note in the amount of $26,405,120 and secured by Registrant's five other properties. On October 12, 2000 Registrant entered into an Amended and Restated Loan Agreement providing for maximum gross borrowings of $25,000,000. During 2000 and 2001, Registrant obtained aggregate advances of approximately $24,941,440 under the amended Fleet Loan, which included the outstanding balance of approximately

$13,141,440 under the Fleet Loan immediately prior to the amendment. As of March 25, 2003, the outstanding principal balance of the Fleet Loan was approximately $23,662,200.

      The Fleet Loan is evidenced by an Amended and Restated Promissory Note, an Amended and Restated Loan Agreement, and an Environmental Compliance and Indemnification Agreement (collectively, the "Fleet Loan Agreements"). The Fleet Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on and from each of Registrant's properties, other than 475 Fifth Avenue, including the improvements, equipment, furnishings, proceeds, books and records, and all payments related thereto, which consists of the following five properties: the LightCross Building (formerly the Monterey Park Building, American Color Building and the GE Medical Systems Office Building); the Directory Building; the Tumi Building (formerly the Austin Place Building); the Marathon Oil Building; and the Alamo Towers.

      The Fleet Loan has an initial maturity date of September 30, 2003 which, subject to Registrant's compliance with certain financial covenants, may be extended by Registrant for two additional one-year periods. Upon exercising each extension, Registrant must pay an extension fee equal to 0.25% of the then outstanding principal balance. Registrant intends to exercise its extension option. In 2000, Registrant incurred fees and expenses aggregating $609,259 upon amending the Fleet Loan, including a loan facility fee of $250,000.

      As of the date of this Report, Registrant had an unused borrowing capacity of $58,560 under the Fleet Loan.

      The Fleet Loan bears interest on each advance of funds from the date of such advance at Fleet's Prime Rate, plus one-half percent (0.5%) per annum or, if Registrant so chooses, at the LIBOR rate (offered rates for Eurodollar deposits) (any such rate, a "Fixed Rate"), plus two percent (2.0%) per annum. The Prime Rate is the rate announced from time to time by Fleet as a means of pricing some of its loans to customers (not necessarily the lowest rate actually charged to any customer class or category). Registrant may elect to pay interest based on a Fixed Rate on the whole or a portion of the outstanding principal amount, upon notice to Fleet, but only in amounts of at least $1,000,000 and in additional integral multiples of $100,000. As of March 25, 2003, the Prime Rate was 4.25% (interest using this rate would be at 4.75%) and the 30-day Fixed Rate was 1.325% (interest using this rate would be at 3.325%). The entire aggregate outstanding balance of the Fleet Loan as of March 25, 2003 bears interest at the rate of 3.325%.

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

      The Fleet Loan Agreements contain continuing covenants regarding Registrant's financial condition and the conduct of its operations. Registrant's debt service coverage ratio (the ratio of projected net income from operations of Registrant's properties, adjusted for depreciation, amortization, fees paid to the General Partners, and step rent receivables, to projected loan amortization payments) cannot be less than 1.50 to 1.0 and its loan to value ratio (the ratio of the outstanding principal balance of the Fleet Loan to the appraised value of the secured properties) cannot exceed fifty-five percent (55%). In addition, Registrant must maintain a liquid net worth (cash, short-term investments, and marketable securities) of at least $1,000,000 and its total liabilities may not exceed sixty percent (60%) of the appraised value of the secured properties. The Fleet Loan Agreements also provide that Registrant may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization and write-off of step rent receivables. Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the period from and including January 1, 2001 through the date as of which compliance is tested. As of December 31, 2002, Registrant was in compliance with each of these loan covenants. Registrant must also obtain Fleet's consent, not to be unreasonably withheld or delayed, to any lease of 10,000 or more rentable square feet.

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

Financing Policies

      The General Partners expect to approximate Registrant's original intention of a loan to value ratio of 50%. Accordingly, it is expected that Registrant's total borrowings will approximate 50% of the sum of (i) the appraised values of its six properties plus (ii) the purchase price of additional properties acquired by Registrant. Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties. As of December 31, 2002, Registrant had a loan to appraised value ratio of approximately 54.2%.

      The Fleet Loan and the 475 Loan have enabled Registrant to acquire and improve properties, but have increased the risk of loss on its properties. Registrant may acquire additional properties, the purchase of which would be funded out of the proceeds of sale of one or more of Registrant's current properties. Registrant may also use any sale proceeds to fund further tenant improvements and capital improvements at its properties, particularly 475 Fifth Avenue and the Alamo Towers. Registrant has no current agreements to sell any of its existing properties. To be profitable, Registrant's properties must generate cash flow in amounts sufficient to not only cover operating expenses but also to pay all financing costs.

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

Competition

      The Directory Building is fully leased to a single tenant and does not face competition from other properties during the term of such lease. The LightCross Building is also now fully leased to a single tenant on a net lease or substantially equivalent basis. However, upon termination of these leases, and for any of Registrant's other properties, Registrant does, and will continue to, compete with other properties for tenants. Depending upon market conditions and occupancy rates at the time and place of any vacancies in Registrant's properties, there is currently and there may be, in the future, intense competition in obtaining tenants to fill such vacancies. Furthermore, such competition has resulted and may result, because of reduced rental rates and required concessions to tenants, in decreases in the rental revenue received by Registrant and capital outlays necessary to fund tenant improvements. See Item 2
- "Properties" for a discussion of market conditions in the areas in which Registrant currently competes for tenants.

Employees

      Registrant currently employs 20 persons (4 of whom are part-time employees). The business of Registrant is managed by the General Partners. See
Item 10 - "Directors and Executive Officers of the Registrant" and Item 13 - "Certain Relationships and Related Transactions."

Item 2. Properties.

LightCross Building
(formerly Monterey Park Building, American Color Building and GE Medical Systems Office Building)

      On July 10, 1986, Registrant acquired the LightCross Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees. Registrant owns fee title to the LightCross Building and its 90,000 square feet of underlying land, subject to the lien of the Fleet Loan (See Item 1. - "Business-Fleet Bank Loan"). The property was built in 1985 and contains 22,250 net rentable square feet (increased from 20,250 square feet for previous tenancies). The property had been a unique combination of office space (approximately 71%) and warehouse space, but the building has been reconfigured solely for use as office, design and development space for use pursuant to a net lease for the entire premises.

      The building is 100% leased to LightCross, Inc. pursuant to a lease dated as of November 17, 2000. The initial term of the lease is ten (10) years from September 1, 2001, subject to two five-year renewal options.

      The lease requires approximate annual net rent of $433,915 through August 31, 2003 ($19.50 per square foot), increasing to $446,197 in the two-year period ending August 31, 2005 ($20.05 per square foot), $458,970 in the two-year period ending August 31, 2007 ($20.63 per square foot), $472,254 in the two-year period ending August 31, 2009 ($21.22 per square foot), and $486,070 in the two-year period ending August 31, 2011 ($21.85 per square foot). The lease shall require payment of a fair market rental during any renewal periods. This lease is a net lease and, except for certain structural and mechanical conditions, the tenant is responsible for all costs, expenses, and obligations relating to the premises and the use, operation, occupancy, management, maintenance, and repair of the building, including insurance and real estate taxes. LightCross is expected to be a large user of electricity. Electric rates in this area have risen greatly, the effect of which could adversely affect LightCross's financial condition.

      Registrant has expended an aggregate of approximately $1,593,000 in capital improvements and tenant improvements in connection with this lease, none of which were incurred in 2002. The improvements included enclosing the rear loading bays, converting warehouse space to office space, building a new entrance area, improving distribution of electricity, and contributing to the tenant's construction of a dust-free "clean room." In addition, the tenant expended approximately $800,000 to make further improvements to the premises. Registrant is currently replacing the roof on the LightCross Building, at an estimated cost of approximately $39,000.

      For the year ended December 31, 2002, Registrant paid approximately $42,000 in real property taxes with respect to the LightCross Building. At December 31, 2002, such taxes were imposed at a rate of 1.2304% on an assessed value of $3,425,000.

      The tenant has been granted a right of first offer to purchase the LightCross Building on the same terms and conditions on which Registrant may be willing to sell the building to a third party.

      The Monterey Park area includes approximately 2,123,000 square feet of office space. The vacancy rate for commercial properties in such area approximates 8.0% for office buildings. Net rents (like the LightCross lease) for office space approximate $16.00 per square foot and gross rents approximate $19.80 to $24.60 per square foot in this area. Registrant obtained rents from LightCross in excess of those otherwise available in the Monterey Park area in consideration of agreeing to pay for construction of the "clean room" at an approximate cost of $800,000.

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

      The building is 100% leased to Verizon pursuant to a lease dated as of April 20, 1994, as subsequently amended by amendments dated as of July 29, 1994 and as of February 22, 1995 and as extended by an Extension Agreement and Supplement dated as of March 31, 2000 and a Second Extension Agreement and Supplement which became effective as of January 1, 2003. The renewed initial term of the lease expires on December 31, 2007, subject to two (2) five-year renewal options at a rate equal to 95% of the then market rate. Verizon has the right to buy out the lease after December 31, 2005 upon payment to Registrant of a penalty equal to the unamortized portion of tenant improvements, leasing commissions, and rent concessions funded by Registrant in connection with this most recent extension. Registrant made a rent concession to Verizon in the approximate amount of $256,700 for the period from January 1, 2003 to September 30, 2003.

      The extended lease reduces the approximate monthly rent to $212,336 ($16.75 per square foot, reduced from $20.50 per square foot but requiring an additional $1.50 per square foot in electric charges from the tenant). Verizon must also pay additional rent equal to all electric charges plus excess operating expenses over base levels (2000 is the base year for calendar year 2003 and 2003 is the base year for all subsequent years).

      Registrant has expended an aggregate of approximately $3,348,000 in capital expenditures and tenant improvements at the building, none of which were incurred in 2002. Registrant is obligated to pay additional tenant improvements and leasing commissions of approximately $883,000 and $731,000, respectively, in connection with this most recent lease extension.

      For the year ended December 31, 2002, Registrant paid approximately $314,000 in real property taxes (after a significant reduction obtained by the tenant) with respect to the Directory Building. At December 31, 2002, such taxes were imposed at an aggregate rate of 2.73590% on an assessed value of $11,482,100.

      The Las Colinas office market includes approximately 19,078,000 square feet of office space, of which approximately 12,851,000 square feet constitute Class "A" office space and 6,227,000 square feet constitute Class "B" office space. As of May 2002, approximately 75.3% of office space (77.0% of Class "A" office space and 67.5% of Class "B" office space) was leased. Average asking rents were approximately $18.77 per square foot for available Class "A" space and $17.38 for available Class "B" space. The Directory Building is considered to be Class "B+" space.

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

      As of March 1, 2003, the property is approximately 75.7% leased, with 45,700 square feet leased to Tumi, Inc. (as discussed below) and the remainder at an average current rent of approximately $18.52 per square foot. Such other leases expire in October and November 2005 (approximately 17,400 square feet) and June 2006 (approximately 18,600 square feet). In an effort to lease the remaining vacant space in the Tumi Building, Registrant has demolished that space to facilitate its division into smaller spaces.

      Tumi's lease is for 45,700 square feet and was amended in September 2002 to extend the termination date to January 31, 2011. The amended lease requires rent payments equal to $10.24 per square foot until August 31, 2003 (reduced from $16.00 per square foot), $16.00 per square foot from September 1, 2003 until January 2006, and $17.00 per square foot from February 2006 to January 2011. The lease includes two 5-year renewal terms, the first at a base rent of $20.00 per square foot and the second at a then fair market rental. Tumi is also obligated to pay for its electric current consumption and its proportionate share (42.3%) of increases in operating expenses, taxes, and insurance over base year 1999 levels.

      Registrant has also entered into a five-year lease with AT&T Wireless PCS, LLC to permit installation and operation of a cellular telephone tower on the roof of the Tumi Building. The lease provides for annual rental payments of $19,800, five automatic five-year renewal periods and a three percent (3%) increase in rental payments at the commencement of each renewal period.

      On March 9, 1999, Gdynia America Line, Inc., a tenant occupying approximately 21,650 square feet (20.3%) in the Tumi Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation partially owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, with a term expiring in May 2007 and annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgment in an action in the Superior Court of New Jersey Law Division; Middlesex County against Polish Ocean Lines in the approximate amount of $618,600. On May 4, 2001, the amount of this judgment was increased to approximately $4,389,400. Registrant is pursuing enforcement of its judgment in Poland, but there can be no assurance as to its ability to collect any of the judgment against Polish Ocean Lines. All but approximately 5,000 square feet of this space in the Tumi Building remains vacant.

      For the year ended December 31, 2002, Registrant paid approximately $239,000 in real property taxes with respect to the Tumi Building. At December 31, 2002, such taxes were imposed at a rate of 3.580% on an assessed value of $6,679,400.

      South Plainfield is located in Middlesex County (approximately 16,597,000 square feet of office space). Vacancies in Middlesex County approximate 21.2%. Average asking rents for office space in Middlesex County approximate $23.71 per square foot. Registrant has expended approximately $2,068,000 for capital expenditures and tenant improvements, approximately $49,000 of which were incurred in 2002.

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

      Marathon Oil Company leases approximately 65,700 square feet (including approximately 4,300 in the basement) in the building pursuant to a lease that expires in February 2006. The lease is subject to an additional renewal option for another five-year term.

     Annual rent under Marathon's lease is approximately $793,201 ($12.50 per square foot, plus $6.00 per square foot for basement space) in the lease year ending February 2004 and $869,915 ($13.75 per square foot, plus $6.00 per square foot for basement space) in each of the two (2) lease years ending February 2006. Marathon must also pay additional rent equal to its proportionate share of any increases in operating costs of the building after 1996.

      Registrant has leased approximately an additional 10,450 square feet in the building (plus 340 square feet of basement space) at an average current rent of approximately $13.66 per square foot (plus $5.00 per square foot for basement space). These leases expire in December 2004 (approximately 5,640 square feet plus 340 square feet of basement) and May 2007 (approximately 4,800 square feet). The remaining space (approximately 21.5% of the space) is vacant and Registrant is seeking tenants for such space. Registrant demolished interior offices in the remaining vacant space in an attempt to facilitate leasing that space.

      For the year ended December 31, 2002, Registrant paid approximately $57,000 in real property taxes with respect to the Marathon Oil Building. At December 31, 2002, such taxes were imposed at a rate of 1.0949% on an assessed value of $5,218,680.

      Market conditions in the northwest section of Oklahoma City featured reduced demand and rental rates attributable to a weakening economy and the addition of Class A office space. Such market contains approximately 5,078,000 square feet of commercial space of which approximately 18.6% is vacant. Average rents for commercial space range from $8.00 to $21.50 per square foot, with an average rate of $13.92 per square foot. Registrant has expended approximately $572,000 on capital and tenant improvements at this building, approximately $53,000 of which was spent in 2002. In 2003, Registrant anticipates expending approximately $85,000 to replace one of the air conditioning units in the building.

475 Fifth Avenue

      On December 6, 1996, Registrant purchased the land, building and other improvements commonly known as 475 Fifth Avenue, and situated in New York, New York, for approximately $27,440,000 including capitalized costs and related costs. The property contains a multi-tenant office building comprised of approximately 243,600 square feet and is located on the southeast corner of 41st Street and Fifth Avenue in New York City; the Subsidiary Partnership owns fee title to 475 Fifth Avenue, subject to the lien of the 475 Loan.

      475 Fifth Avenue is a 23-story office building with approximately 20,000 square feet of retail space on the first floor and basement, 218,500 square feet of office space, and 5,100 square feet of basement storage space. As of March 21, 2003, approximately 79.3% of the rentable square footage of office and retail space in the building was leased (including approximately 84.0% of the office space and 28.0% of the retail space), at an average current rent (base rent plus electric charges and prior year adjustments and without reduction for any free rent periods) of approximately $38.20 per square foot (approximately $35.49 per square foot of office space and $126.86 per square foot of retail space). Following is a schedule of the expirations of such leases. The following schedule includes (i) approximately 13,825 square feet currently leased on a month-to-month basis to a tenant that is unable to pay most of its rent obligations and that will vacate the space when Registrant obtains a replacement tenant and (ii) approximately 3,550 square feet occupied by Registrant as its principal office at an assumed rent of $41.71 per square foot.

================================================================================
                         Approximate                                Avg. Current
Expiration Year          Square Feet            % of Total          Rent/Sq. Ft.
--------------------------------------------------------------------------------
2003                        21,324              8.9%                $37.50
--------------------------------------------------------------------------------
2004                         2,662              1.1%                $40.73
--------------------------------------------------------------------------------
2005                        16,634              7.0%                $38.79
--------------------------------------------------------------------------------
2006                        14,670              6.1%                $32.45
--------------------------------------------------------------------------------
2007                        15,113              6.3%                $62.39
--------------------------------------------------------------------------------
2008                        54,422              22.8%               $30.34
--------------------------------------------------------------------------------
2009                        37,625              15.8%               $34.12
--------------------------------------------------------------------------------
2010                         3,833              1.6%                $51.00
--------------------------------------------------------------------------------
2013                         5,472              2.3%                $38.00
--------------------------------------------------------------------------------
2016                         2,947              1.2%                $140.40
--------------------------------------------------------------------------------
2018                        14,470              6.1%                $34.75
================================================================================

      During December 2001, two retail tenants occupying an aggregate of approximately 16,740 square feet (plus 1,900 square feet of storage space) and paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. In 2002, Registrant leased approximately 2,660 square feet of such retail space (plus 1,000 square feet of storage space) for an approximate annual rent of $298,000. One of the existing retail tenants, leasing approximately 2,950 square feet for an approximate annual rent of $414,000 is delinquent in its rent payments; Registrant may evict this tenant after drawing down the letter of credit held as security for this lease. Registrant has been engaged in discussions to lease its remaining vacant retail space but has yet to enter into any binding lease agreements.

      During 2001, Registrant experienced vacancies in office space aggregating approximately 29,950 square feet (with aggregate annual rents of approximately $1,200,000) at 475 Fifth Avenue. One of such leases (for 14,470 square feet and annual rents of approximately $607,000) was terminated early in exchange for a fee in the approximate amount of $720,000. In late 2002 and early 2003, Registrant has experienced additional office vacancies and relocations of tenants to smaller spaces aggregating approximately 14,770 square feet, with approximate annual aggregate rent of $525,000. Registrant is currently negotiating a lease buy-out on approximately 14,860 square feet of office space (annual rent of approximately $452,000) and, as described above, has been receiving only a portion of the rent due from another office tenant (approximately 13,825 square feet at an approximate annual rent of $553,000) that will vacate the space when Registrant obtains a replacement tenant. Registrant did not enter into any new leases for office space in 2002, but in the first quarter of 2003 it has entered into leases for an aggregate of approximately 19,940 square feet at an approximate annual aggregate rent of $711,000 (after free rent periods).

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

      In 1997, Registrant commenced a capital improvement program, designed to increase rental rates and the value of the building. In connection with obtaining the 475 Loan, a capital reserve schedule was prepared for 475 Fifth Avenue, detailing improvements aggregating approximately $1,840,000 over a 12-year period. Registrant has completed the following improvements at 475 Fifth
Avenue: roof replacement and masonry restoration above the 19th floor; elevator modernization, including mechanical cables and security system; drain and drain line replacement; installation of a new electrical panel on one side of the building; continuing installation of hot water heating and sprinkler systems and upgrading of electric service and closets on floors as vacancies occur; lobby and entrance renovation; renovating restrooms to comply with Americans with Disabilities Act ("ADA") requirements on floors as vacancies occur; construction and enclosing of basement staircases to conform with building code requirements; completion of elevator interior redecoration; window replacement on two sides of the building; and demolition of vacant retail space to prepare it for marketing. Registrant intends to make the following additional improvements: masonry restoration on the lower floors of the building; continuation of hot water heating and sprinkler system installation, upgrading of electric service and closets, and renovating restrooms to comply with ADA on floors as vacancies occur; installing the main sprinkler distribution system; installation of a new electrical panel on the other side of the building; additional lobby renovations, including security cameras, a new tenant directory, and new doors for the 41st Street entrance; and continuing window replacement. Registrant estimates that such additional improvements, planned to be made over the next several years, will cost approximately $1,900,000. In 2002, Registrant expended capital improvements, tenant improvements, and leasing commissions aggregating approximately $775,000 at 475 Fifth Avenue. Registrant has expended approximately $9,750,000 on capital expenditures and tenant improvements at 475 Fifth Avenue. Certain capital improvements can only be made as tenancies expire. Capital improvements and tenant improvements thus far have been funded from working capital, the repair reserve under the 475 Loan, and from increases in rental income. Owing to increased vacancies and reduced cash flow from 475 Fifth Avenue, Registrant has largely delayed its capital improvement program. As Registrant leases vacant space, it will be obliged to fund substantial leasing commissions and tenant improvements. Registrant may seek to sell one or more of its properties to provide funding for tenant improvements, leasing commissions, and capital improvements.

      For the year ended December 31, 2002, Registrant paid approximately $1,368,000 in real property taxes with respect to 475 Fifth Avenue. At December 31, 2002, such taxes were imposed at a rate of 9.7032% on an assessed value of $14,097,000.

      475 Fifth Avenue is situated in the Grand Central district of the New York City midtown market. Such district includes approximately 40,460,000 aggregate rentable square feet (vacancy rate of approximately 9.0%). Asking rents in this district average approximately $43.98 per square foot. The Midtown North District includes approximately 173,908,000 aggregate rentable square feet, an approximate 8.1% vacancy rate, and average asking rents of approximately $49.38 per square foot. The entire midtown market includes approximately 262,353,000 aggregate rentable square feet, an approximate 8.8% vacancy rate, and average asking rents of approximately $44.68 per square foot.

Alamo Towers

        On March 17, 1997, Registrant purchased the land, building and other improvements commonly known as the Alamo Towers, and situated in San Antonio, Texas for approximately $12,002,000, including capitalized closing and related costs. The Alamo Towers contains a multi-tenant office building comprised of approximately 190,600 square feet (reduced from approximately 196,000 square feet when Registrant acquired the property). Registrant owns fee title to the Alamo Towers, subject to the lien of the Fleet Loan.

      The Alamo Towers is an office building consisting of two stand-alone 8-story towers with approximately 182,300 square feet of office space and 8,300 square feet of basement space. As of March 1, 2003, approximately 82.0% of the rentable square footage of office space in the Alamo Towers was leased, at an average current rent (base rent plus escalation adjustments and without reduction for any free rent periods) of approximately $16.31 per square foot. Following is a schedule of expiration of such leases.

================================================================================
                          Approximate                               Avg. Current
Expiration Year           Square Feet       % of Total              Rent/Sq.Ft.
--------------------------------------------------------------------------------
2003                        27,990          15.5%                   $17.90
--------------------------------------------------------------------------------
2004                        35,486          19.7%                   $16.15
--------------------------------------------------------------------------------
2005                        21,234          11.8%                   $15.95
--------------------------------------------------------------------------------
2006                        49,145          27.2%                   $15.84
--------------------------------------------------------------------------------
2007                         9,865          5.5%                    $15.32
--------------------------------------------------------------------------------
2008                         4,161          2.3%                    $16.52
================================================================================

      The Alamo Towers has yet to achieve sustainable increases in occupancy rates, primarily because of the absence of a covered parking garage. Registrant's planned significant capital improvements for this building, delayed in large part because of the capital improvements made at 475 Fifth Avenue, began implementation in earnest in 2001. Registrant completed renovation of the lobby in the West Tower, added granite to the entrances and stairs in both towers, relocated the building's mechanical plant, and replaced all heating, ventilation, and air conditioning equipment. Registrant also upgraded the fire alarm panels in both towers and is continuing to separate the heating and air conditioning systems in tenant spaces (to better regulate the temperature) as vacancies occur. Registrant also upgraded the parking lot surface and lighting. Largely as a result of increased vacancies and reduced cash flow from 475 Fifth Avenue, Registrant has delayed its capital improvement program for the Alamo Towers. Registrant is replacing the roof of the West Tower at an estimated cost of $160,000. In 2002, Registrant expended approximately $339,000 in tenant improvements and leasing commissions and $403,000 in capital improvements. Registrant has expended approximately $6,569,000 in capital expenditures and tenant improvements at the Alamo Towers.

      Registrant plans to construct a covered parking garage, depending upon the availability of funds. Registrant likely will need to sell one of its properties to finance this construction. The planned garage has been scaled back to a 550-car garage at an estimated cost of $3,250,000 (as contrasted to a 1,000 car garage at a cost of $6,000,000). In the future, Registrant may need to replace the East Tower roof (estimated at $200,000), recaulk the glass walls and windows (estimated at $200,000), install sprinklers on all floors (estimated at $250,000), and upgrade restrooms to comply with ADA (estimated at $500,000 to $600,000), but these improvements are unlikely to occur in the near future.

For the year ended December 31, 2002, Registrant paid approximately $333,000 (with a discount) in real property taxes with respect to the Alamo Towers. At December 31, 2002, such taxes were imposed at a rate of 3.043605% on an assessed value of $11,000,000.

The San Antonio office market includes approximately 22,050,000 aggregate rentable square feet, of which approximately 19.6% is currently vacant. Asking rents in this market now average $18.10 per square foot. The north-central San Antonio market includes approximately 7,793,000 aggregate rentable square feet, of which approximately 15.2% is vacant and for which asking rents average approximately $18.80 per square foot. The Alamo Towers is located in the north-central market and is classified as Class B space.

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

      Registrant has administered a Unit Repurchase Plan since 1995, pursuant to which Registrant, in its discretion, has purchased outstanding Units. Any such purchases are made at prices no higher than the lowest current independent offer quotation. During 2002, Registrant did not repurchase any Units. Repurchases both divert funds otherwise available for capital improvements and require a monthly reallocation of Unitholders' interests. For these reasons, Registrant limits future repurchases, if any, to the final one or two months of a calendar year. To provide an alternative outlet for Unit sales, the General Partners and their affiliates have, during any periods of suspension in Registrant's Unit Repurchase Plan, purchased Units on the same terms and conditions as under the Unit Repurchase Plan.

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

      As of March 24, 2003, there were 2,347 Unitholders of record.

      The following represents per Unit cash distributions to investors for the fiscal years ended December 31, 2002 and 2001.

                                    Distribution
Quarter Ended                       Per Unit                  Payment Date
-------------                       --------                  ------------

December 31, 2002                   $   0.00                  N/A

September 30, 2002                  $   0.00                  N/A

June 30, 2002                       $   0.00                  N/A

March 31, 2002                      $   0.00                  N/A

December 31, 2001                   $   0.30                  March 2002

September 30, 2001                  $   0.30                  November 2001

June 30, 2001                       $   0.30                  August 2001

March 31, 2001                      $   0.30                  May 2001

There are no material legal restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Agreement of Limited Partnership, as amended through the date of this report. However, the Fleet Loan Agreements limit distributions to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of step rent receivables. See, however, Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of economic conditions that have resulted in the suspension of distributions and that may continue to affect Registrant's ability to make distributions.

Item 6. Selected Financial Data.

                                    Year Ended        Year Ended      Year Ended       Year Ended       Year Ended
                                   December 31,      December 31,    December 31,     December 31,     December 31,
                                       2002              2001            2000             1999             1998
                                   ------------      ------------    ------------     ------------     ------------
Operating Revenues                 $15,591,881       $16,984,791      $15,554,869      $16,695,999      $19,752,206
Net (Loss)/Income                  $(2,706,645)      $(1,676,547)      $1,808,954      $(2,828,104)      $1,930,984
Net (Loss)/Income Per Unit (1)          $(0.90)           $(0.56)           $0.60           $(0.94)           $0.64
Total Assets                       $97,372,747      $100,532,466     $102,145,141     $107,255,707     $105,748,365
Long-Term Obligations              $55,040,618       $55,879,036      $51,335,864      $55,539,288      $46,930,800
Distributions Per Unit (1)(2)            $0.00             $1.20            $1.20            $1.20            $1.20

(1) Per Unit numbers are based on 2,983,531 Units for 2002, 2001, 2000 and 1999 and a weighted average number of Units of 2,986,460 for 1998.

(2) Each year's distributions include funds distributed after the end of the year which are attributable to that year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Registrant would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to unitholders and others, press releases, securities filings, and all other communications. Statements that are based on management's projections, estimates and assumptions are forward-looking statements. The words "believe," "expect," "anticipate," "intend," and similar expressions generally identify forward-looking statements. While Registrant believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by Registrant, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and Registrant's actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Registrant.

Liquidity and Capital Resources

      At December 31, 2002, Registrant had cash and receivables of approximately $1,566,000 as contrasted to accounts payable and accrued expenses of approximately $2,778,000. Registrant measures its liquidity by its ability to generate sufficient cash flow from operations to meet its current operating and debt service requirements on a short-term and long-term basis. Registrant's operations have provided this liquidity and are expected to continue to do so. To the extent additional funds are required, such as for capital improvements, tenant improvements, and leasing commissions, Registrant likely will need to sell assets as its borrowing capacity under the Fleet Loan is nearly exhausted.

      In June 2000, Registrant sold the Flatiron Building in Boulder, Colorado for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds, the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. In 2001, Registrant recognized approximately $103,000 of the amount held in escrow. Registrant currently anticipates that all of such sale proceeds remaining in escrow will be paid out to the buyer of the Flatiron Building.

      In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant intends to exercise its extension option. Registrant has drawn down an aggregate of approximately $24,941,000 under the amended Fleet Loan. Registrant can only borrow approximately an additional $58,000 under the Fleet Loan. Registrant may draw funds from its replacement reserve (currently approximately $202,000) under the 475 Fifth Loan, to fund certain improvements at 475 Fifth Avenue.

      Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. The level of capital improvements decreased significantly in 2002 owing to increasing vacancies and decreasing rental revenues, particularly at 475 Fifth Avenue. Capital resources have been expended since the beginning of 2002 to make the following capital and tenant improvements and to pay leasing commissions: approximately $775,000 at 475 Fifth Avenue; approximately $49,000 at the Tumi Building; $0 at the LightCross Building; $0 at the Directory Building; approximately $62,000 at the Marathon Oil Building; and approximately $742,000 at Alamo Towers. Registrant will also require capital to fund additional tenant improvements as vacancies are filled and tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,900,000) and Alamo Towers (estimated at $4,500,000). These additional capital improvements are expected to be made over several years. Registrant will be largely dependent upon improved real estate operations and sales and/or refinancings of one or more of its properties to fund significant additional tenant and capital improvements.

      In March 1999, Gdynia America Line, Inc., which leased approximately 20% of the Tumi Building pursuant to a lease expiring in May 2007, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation partially owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgment in the approximate amount of $618,600 against Polish Ocean Lines for amounts then due under the lease. In May 2001, the amount of such judgment was increased to approximately $4,389,400. There can be no assurance that Registrant will be successful in collecting any damages from Polish Ocean Lines. All but approximately 5,000 square feet of this space in the Tumi Building remains vacant.

     Registrant's New York property has continued to experience difficulties in the aftermath of the events of September 11, 2001 and the ensuing economic downturn that has severely impacted New York. During December 2001, two retail tenants paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. In addition, office tenants paying aggregate annual rents of approximately $1,200,000 vacated 475 Fifth Avenue during 2001. Registrant realized lease cancellation income of approximately $576,000 in 2001, consisting of an early termination fee in the approximate amount of $720,000 from a tenant in 475 Fifth Avenue, net of a write-off of deferred rent receivable of approximately $144,000. In 2002 and early 2003, additional vacancies and relocations aggregating approximately 14,770 square feet of office space (with aggregate annual rents of approximately $525,000) occurred at 475 Fifth Avenue. Additional vacancies involving 2,950 square feet of retail space (approximately $414,000 in annual rent) and approximately 28,685 square feet of office space (approximately $1,005,000 in aggregate annual rent) are likely in 2003 at 475 Fifth Avenue. The loss of rental payments from these terminated leases and the tenant improvement allowances that Registrant expects to pay to replacement tenants have placed, and will continue to place, demands on Registrant's liquidity and capital resources.

     To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. As discussed above, Registrant has very limited remaining borrowing capacity under its loans. In 2002, the General Partners deferred the receipt of substantially all management fees payable to them by Registrant, aggregating approximately $1,024,000. This deferral, combined with an increase in accounts payable and accrued expenses aggregating approximately $350,000, increased the amount of Registrant's cash flow available for other purposes. There is no assurance that the General Partners will defer all or any portion of such fees in the future.

      Registrant's quarterly distribution to partners for each of the four quarters of 2001 was $0.30 per Unit. Registrant was forced to suspend distributions for each of the four quarters of 2002. The level of distributions in the future will be dependent upon numerous factors, including securing replacement tenants at 475 Fifth Avenue and, possibly, the funding of additional tenant and capital improvements from the proceeds of the sale of one or more of Registrant's properties. Registrant cannot yet estimate when distributions to unitholders will resume.

      Registrant has used working capital reserves provided from the net proceeds of the Offering, loan proceeds, and any undistributed cash from operations as its primary source of liquidity. Registrant generally intends to distribute its distributable cash from operations to Unitholders. However, such distributions are subject to suspension (as is presently the case) or reduction to meet capital requirements and are also limited by the Fleet Loan Agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of step rent receivables.

Results of Operations

      The results of Registrant's operations are subject to numerous factors, including the following:

   o Registrant is subject to general risks affecting the real estate industry, including the necessity of entering into new leases and renewal leases on favorable terms;
   o Registrant could be adversely affected by changes in local markets where its properties are located and by adverse changes in national economic and market conditions;
   o Registrant is subject to competition for tenants from owners of other real properties;
   o Registrant is dependent upon the successful operations and financial condition of its tenants who, in turn, are subject to economic and competitive risks;
   o  Registrant is subject to potential environmental liabilities;
   o Registrant could be adversely affected by changes in governmental regulations including, without limitation, changes in environmental and tax regulations; and
   o Increases in interest rates would increase Registrant's interest payments under its variable rate loan and decrease cash flow available to fund capital improvements and to make distributions.

2002 versus 2001

     Rental revenues decreased by 4.5% from 2001 to 2002, primarily because of increased vacancies at 475 Fifth Avenue. In addition, Registrant did not receive any lease cancellation fees in 2002 as contrasted to 2001, in which $720,000 in cash was received from the termination of a lease at 475 Fifth Avenue, offset by a step rent write-off. Registrant's interest and other income decreased from

2001 to 2002 by 36.2% principally because Registrant recovered a bad debt in 2001 from a delinquent New York tenant. As a result, total revenues decreased by 8.2% from 2001 to 2002.

      Interest expense in 2002 decreased by 11.7% from 2001, both because of slightly smaller loan balances and lower interest rates. Depreciation decreased by 5.8% in 2002 primarily because of tenant improvements that were fully depreciated at the New Jersey, San Antonio, and Oklahoma properties. Amortization decreased by 13.8% primarily because of the write-off in 2001 of commissions related to a canceled lease in the New York property. Property operating expenses decreased by 3.6% in 2002 primarily because of lower occupancy at 475 Fifth Avenue. Management fees decreased by 14.0% in 2002 from 2001 because of property management fees computed as a percentage of Registrant's decreased rental revenues and partnership management fees computed as a percentage of decreased cash flow. Professional fees increased by 56.3% from 2001 to 2002 primarily because of legal fees related to enforcement of the Gdynia judgment and collection of past due rents and the costs of electronic filing of income tax returns. The 252.8% increase in bad debt expense primarily reflects the write-off of rents and deferred rent receivables from a New York retail tenant that vacated space pursuant to a surrender agreement effective January 7, 2002. The 70.3% increase in general and administrative expenses in 2002 from 2001 is primarily attributable to a partnership filing fee sought to be imposed by the New Jersey Division of Revenue.

      Registrant's loss from real estate operations increased by 52.1% in 2002 as compared to 2001. The increase in Registrant's loss from real estate operations was largely due to the decrease in rental revenue and lease cancellation income and the imposition of the New Jersey partnership filing fee.

2001 versus 2000

      Rental revenues increased by 6.9% from 2000 to 2001, primarily because of new leases and rent increases in the New York, New Jersey, and Las Colinas, Texas properties, the commencement of rent payments from LightCross at the LightCross Building, and the delay in feeling the effects of lease terminations at the New York building. Lease cancellation income in 2001, which consisted of $720,000 in cash received from the termination of a lease at 475 Fifth Avenue, offset by a step rent write-off, increased by 462.0% from the amounts received in 2000. As a result, total revenues increased by 9.2% from 2000 to 2001.

      Interest expense in 2001 decreased by 7.7% from 2000, because larger loan balances were more than offset by lower interest rates. Depreciation increased by 1.4% in 2001 primarily because of capital improvements made at 475 Fifth Avenue, the LightCross Building, and Alamo Towers. Amortization increased by 10.9% primarily because of the amortization of deferred costs related to the Fleet Loan refinancing and commissions paid pertaining to new and renewed leases and the write-off of leasing commissions on leases that were terminated early. Property operating expenses increased by 4.1% in 2001 primarily because of increases in real estate taxes at the two Texas properties, utilities and other operating costs associated with increased occupancy at certain properties despite the reduction attributable to the sale of the Colorado building, and the reimbursement in 2001 of real property taxes attributable to the period prior to the sale of the Colorado property. Management fees increased by 15.7% in 2001 from 2000 because of property management fees computed as a percentage of Registrant's increased rental revenues. Professional fees decreased by 44.9% from 2000 to 2001 primarily because of the legal fees incurred by Registrant in 2000 in connection with obtaining a judgment against Polish Ocean Lines with respect to the Tumi Building. General and administrative expenses increased by 17.1% from 2000 to 2001 primarily because of the payment in 2001 of Colorado tax on gain from the sale of the Flatiron Building, which more than offset non-recurring costs paid in 2000 to change the Registrant's transfer agent. The 53.0% decrease in bad debt expense is attributable to lower rent balances written-off for tenants that moved out in 2001 as compared to those vacating space in 2000.

     Registrant's loss from real estate operations decreased by 46.1% in 2001 as compared to 2000. The significant reduction in Registrant's loss from real estate operations from 2000 to 2001 was driven by new leases and higher rents attributable to Registrant's extensive capital improvement program, principally at 475 Fifth Avenue and Alamo Towers, Texas, as well as the benefits of interest rate decreases under the Fleet Loan.

Critical Accounting Policies

     Management's discussion and analysis of financial condition and results of operations is based upon Registrant's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Registrant bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Registrant believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

      Valuation of Properties Held for Use and Sale

      On a quarterly basis, management reviews the carrying value of its properties. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell. For the years ended December 31, 2002, 2001, and 2000, no impairment losses were recognized.

      Bad Debts

     Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries. As of December 31, 2002, Registrant maintained an allowance for doubtful accounts of approximately $165,000. If the financial condition of Registrant's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

      Registrant has obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant has also obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. Approximately 43% and 44% of Registrant's outstanding debt was subject to variable rates at December 31, 2002 and 2001, respectively. In addition, the average interest rate on Registrant's debt decreased from 6.44% at December 31, 2001 to 6.33% at December 31, 2002. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

      The table below provides information about Registrant's debt instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on rates in effect at the reporting date.

                                                              Expected Maturity Date
                        --------------------------------------------------------------------------------------------------
                                                                                            There-                 Fair
                          2003          2004         2005         2006         2007         After      Total       Value
                          ----          ----         ----         ----         ----         -----      -----       -----
                                                             (in thousands)                       (in thousands)
Secured Variable        $23,805          $--          $--          $--          $--            $--     $23,805     $23,805
Average  Interest
rate                        3.8%          --           --           --           --             --          --          --
Secured Fixed              $282         $299         $333         $362         $393        $29,567     $31,236     $36,600
Average  interest
rate                       8.27%        8.27%        8.27%        8.27%        8.27%          8.27%       8.27%

      Registrant believes that the interest rates given in the table for fixed rate borrowings are above the rates Registrant could currently obtain for instruments of similar terms and maturities. The fair values of such instruments are estimated using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at December 31, 2002 (estimated at 5.3% per annum).

      A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $238,000, based upon the balances outstanding on variable rate instruments at December 31, 2002.

Item 8. Financial Statements and Supplementary Data.

      See list of Financial Statements and Financial Statement Schedules at page F-2, filed as part of this report.

Quarterly Results of Operations (Unaudited)

                                                   2002
                            -------------------------------------------------
                                            Three Months Ended
                            -------------------------------------------------
                            March 31       June 30      Sept. 30      Dec. 31
                            --------       -------      --------      -------
                               (Thousands of dollars, except per unit data)

Total revenues               $3,742        $3,863        $4,109        $3,878
Total expenses                4,638         4,170         4,544         4,946
Loss from real estate
operations before gain
on sale of real estate         (897)         (307)         (435)       (1,068)
Gain on sale of  real
estate                           --            --            --            --
Net loss                       (897)         (307)         (435)       (1,068)
Net loss per Unit             (0.30)        (0.10)        (0.14)        (0.36)

                                                   2001
                            -------------------------------------------------
                                            Three Months Ended
                            -------------------------------------------------
                            March 31       June 30      Sept. 30      Dec. 31
                            --------       -------      --------      -------
                               (Thousands of dollars, except per unit data)

Total revenues               $4,023        $4,090        $4,669        $4,203
Total expenses                4,435         4,463         4,676         5,191

Loss from real estate
operations before gain
on sale of real estate         (412)         (373)           (7)         (988)
Gain on sale of real
estate                          103            --            --            --
Net loss                       (309)         (373)           (7)         (988)

Net loss per Unit             (0.10)        (0.12)           --         (0.33)

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

      The directors and executive officers of the Corporate General Partner are as follows:

                                                                        Officer/
                                                                        Director
       Name                       Age       Position                    Since
       ----                       ---       --------                    -----

      Robert F. Gossett, Jr.      59        President, Treasurer
                                            and Director                1994

      Pauline G. Gossett          59        Secretary                   1994

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

      Registrant employs the following employees who make significant contributions to the business of Registrant:

                                                                       Employee
      Name                         Age           Position              Since
      ----                         ---           --------              -----

      James N. Walsh               49            Property Manager      1997
      Wallis J. Hoskins            49            Property Manager      1993
      Veronica Rios                38            Property Manager      1999
      Madeline Matlak              37            Fund Administrator    1994

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

      Wallis J. Hoskins is the Property Manager for the Tumi Building. For the 20 years prior thereto he was employed by The Prudential Insurance Company of America, from 1981 to 1992 as a facilities manager for company-owned buildings and from 1973 to 1980 as a claims approver.

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

      Based solely upon its review of copies of Forms 3, 4, and 5 received by it during 2002, and written representations from reporting persons that no other Forms 5 were required for such persons for 2002, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 2002 and prior years were complied with on a timely basis except as previously reported.

Item 11. Executive Compensation.

      Registrant is not required to and did not pay remuneration to the officers and directors of the Corporate General Partner. However, the General Partners and/or their affiliates receive compensation for services performed for Registrant.

                           Summary Compensation Table

                                          Share of
                                        Adjusted Cash    Management      Leasing         Expense
                                Year   From Operations      Fees       Commissions    Reimbursement
                                ----   ---------------      ----       -----------    -------------
Corporate General Partner       2002        $7,233        $819,369         $-0-          $40,000
Individual General Partner      2002        $1,808        $204,842         $-0-          $10,000
Corporate General Partner       2001       $28,931        $953,191         $-0-          $54,240
Individual General Partner      2001        $7,233        $238,298         $-0-          $13,560
Corporate General Partner       2000       $28,931        $824,040         $-0-          $56,000
Individual General Partner      2000        $7,233        $206,010         $-0-          $14,000

See Item 13 - "Certain Relationships and Related Transactions" for a discussion of the above compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information as of February 28, 2003 as to persons known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

Name and Address Of              Amount and Nature of
Beneficial Owner                 Beneficial Ownership           Percent Of Class
----------------                 --------------------           ----------------
Vance, Teel & Company, Ltd.(1)
406 E. 85th Street New York,
New York 10028                          532,574                        17.9%

----------
(1) Each of Robert F. Gossett, Jr., the Individual General Partner and the President of the Corporate General Partner, and Pauline G. Gossett, the Secretary of the Corporate General Partner, own a 25% proportionate interest in Vance, Teel & Company, Ltd.

      The following table sets forth information as of February 28, 2003 with respect to the beneficial ownership of Units of Registrant by (i) each of the General Partners, (ii) each of the directors and executive officers of the Corporate General Partner, and (iii) all General Partners and executive officers and directors of the Corporate General Partner, as a group.

                                             Amount and
      Name of                                Nature of
      Beneficial                             Beneficial         Percent
      Owner                                  Ownership          of Class
      -----                                  ---------          --------

      1345 Realty Corporation(1)             -0-                0%

      Robert F. Gossett, Jr.(2)              133,143.5          4.5%

      Pauline G. Gossett(3)                  133,143.5          4.5%

      All General Partners and
      Directors and Executive
      Officers as a group
      (3 persons)                            266,287            8.9%

      Robert F. Gossett, Jr., the Individual General Partner and an officer and director of the Corporate General Partner, and Pauline G. Gossett, an officer of the Corporate General Partner, own all of the outstanding capital stock of the Corporate General Partner.

      Registrant does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions.

      Registrant has and will continue to have certain relationships with the General Partners and their affiliates as discussed below.

      In 2002, the General Partners received $9,041 ($7,233 to the Corporate General Partner and $1,808 to the Individual General Partner) as their allocable share (1%) of adjusted cash from operations with respect to the quarter ended December 31, 2001 (no distributions were made with respect to the year ended December 31, 2002). For the year ended December 31, 2002, $27,066 (1%) of Registrant's net loss was allocated to the General Partners ($21,653 to the Corporate General Partner and $5,413 to the Individual General Partner).

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

properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property management services for Registrant's properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for net leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases. During the year ended December 31, 2002, the General Partners earned an aggregate of $1,024,211 of such management fees ($819,369 to the Corporate General Partner and $204,842 to the Individual General Partner), the receipt of substantially all of which was deferred.

      The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at the following rates: (i) in the case of a property leased long-term (10 or more years) net (or similar) basis, 1% of annual gross revenues; and (ii) in the case of other properties, a fee, not to exceed the competitive rate charged by others rendering similar services in the same geographical area, not greater than 6% of annual gross revenues where the General Partners or their affiliates perform leasing, re-leasing and related leasing services, or 3% of annual gross revenues where they do not perform any such services. If a long-term net (or similar) lease is terminated for any reason and the General Partners or their affiliates perform leasing, re-leasing or leasing related services, they will be entitled to a leasing fee of 3% of the gross revenue for the first five years of each replacement lease signed. During the year ended December 31, 2002, no such fees were paid to the General Partners.

      During the year ended December 31, 2002, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant's operations aggregating $50,000 ($40,000 to the Corporate General Partner and $10,000 to the Individual General Partner).

Item 14. Controls and Procedures.

      (a) Evaluation of Disclosure Controls and Procedures

            Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act.

      (b) Changes in Internal Controls

            Since the Evaluation Date, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a)(1),(2)        See page F-2.

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

                  (b)         Lease dated as of April 20,
                              1994 between Registrant and
                              GTE with respect to the
                              Directory Building.(1)

                  (c)         Amendment No. 1 to Lease dated
                              as of July 29, 1994 between
                              Registrant and GTE.(1)

                  (d)         Amendment No. 2 to Lease dated
                              as of February 22, 1995
                              between Registrant and GTE.(1)

                  (e)         Extension Agreement and
                              Supplement dated as of March
                              31, 2000 between Registrant
                              and GTE.(2)

----------
(1) Incorporated by reference to Exhibits 10(y), (z), and (aa) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
(2) Incorporated by reference to Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

                  (f)         Environmental Compliance and
                              Indemnification Agreement
                              dated ______, 1996, made by
                              Registrant.(3)

                  (g)         Deed of Trust, Assignment of
                              Rents, Security Agreement and
                              Fixture Filing dated September
                              26, 1996, made by Registrant
                              with respect to the LightCross
                              Building.(3)

                  (h)         First Amendment to Deed of
                              Trust dated December __, 1996,
                              made by Registrant with
                              respect to the LightCross`
                              Building.(3)

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

                  (l)         First Amendment to Mortgage
                              dated December __, 1996, made
                              by Registrant with respect to
                              the Marathon Oil Building.(3)

----------
(3) Incorporated by reference to Exhibits 10 (k), (m), (n), (q), (r), (t), (u),
(v), and (w) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

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

                  (s)         Third Amendment to Deed of
                              Trust, Assignment of Rents,
                              Security Agreement and Fixture
                              Filing dated as of October 12,
                              2000 made by Registrant with
                              respect to the LightCross
                              Building.(4)

----------
(4) Incorporated by reference to Exhibits 10 (o), (p), (q), (r), (s), (t), and
(u) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                  (v)         Splitter Agreement dated as of
                              August 9, 1999 between Fleet
                              Bank and Registrant.(5)

                  (w)         Demand Note dated August 9,
                              1999 made by Registrant.(5)

                  (x)         Assignment of Mortgages and
                              Note dated as of August 9,
                              1999 made by Registrant with
                              respect to 475 Fifth Avenue.(5)

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

                  (aa)        Letter Agreement dated August
                              9, 1999 made by Robert F.
                              Gossett, Jr. to and for the
                              benefit of Heller.(5)

----------
(5) Incorporated by reference to Exhibits 10 (v), (w), (x), (y), (z), (aa),
(bb), and (cc) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                  (dd)        Lease dated as of November 17,
                              2000 between Registrant and
                              LightCross, Inc. with respect
                              to the LightCross Building.(6)

                  (ee)        Second Extension Agreement and
                              Supplement dated as of
                              November __, 2002 between
                              Registrant and Verizon with
                              respect to the Directory
                              Building.

                  99.1        Certification pursuant to 18
                              U.S.C. Section 1350, as
                              adopted pursuant to Section
                              906 of the Sarbanes-Oxley Act
                              of 2002.

                  99.2        Certification of Principal
                              Executive Officer and
                              Principal Financial Officer
                              Regarding Annual Report
                              pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K: No reports on Form
                  8-K were filed during the last quarter of the period covered by this report.

----------
(6) Incorporated by reference to Exhibit 10 (dd) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                                          CORPORATE REALTY INCOME FUND I, L.P.
                                                       (Registrant)


                                         By:    1345 REALTY CORPORATION
                                                as Corporate General Partner

Dated: March 28, 2003                    By:      /s/ Robert F. Gossett, Jr.
                                                --------------------------------
                                                ROBERT F. GOSSETT, JR.,
                                                President

Dated: March 28, 2003                    By:       /s/ Robert F. Gossett, Jr.
                                                --------------------------------
                                                ROBERT F. GOSSETT, JR.
                                                Individual General Partner

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.

                                                1345 REALTY CORPORATION


Dated: March 28, 2003                    By:       /s/ Robert F. Gossett, Jr.
                                                --------------------------------

                                                Robert F. Gossett, Jr.
                                                President, Director


Dated: March 28, 2003                    By:       /s/ Pauline G. Gossett
                                                --------------------------------
                                                Pauline G. Gossett
                                                Secretary

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                       Consolidated Financial Statements

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                  List of Consolidated Financial Statements and
                   Consolidated Financial Statement Schedules

The following consolidated financial statements of Corporate Realty Income Fund I, L.P. and Subsidiaries are included in Item 8:

Report of Independent Auditors - Ernst & Young LLP......................... F- 3

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2002 and 2001............... F- 4
Consolidated Statements of Operations for the Years Ended
   December 31, 2002, 2001 and 2000........................................ F- 5
Consolidated Statements of Changes in Partners' Capital (Deficit) for the
   Years Ended December 31, 2002, 2001 and 2000............................ F- 6
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2002, 2001 and 2000........................................ F- 7
Notes to Consolidated Financial Statements................................. F- 8

Schedule III--Real Estate and Accumulated Depreciation..................... F-24

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

                         Report of Independent Auditors

To the Partners of
   Corporate Realty Income Fund I, L.P.

We have audited the accompanying consolidated balance sheets of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) and subsidiaries (the "Partnership") as of December 31, 2002 and 2001 and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Realty Income Fund I, L.P. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/ Ernst & Young LLP

New York, New York
February 7, 2003

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                           Consolidated Balance Sheets

                                                                                    December 31
                                                                                2002            2001
                                                                          ------------------------------
Assets
Real estate, at cost:
   Land                                                                   $  18,795,477    $  18,795,477
   Buildings and improvements                                               100,481,119       99,031,250
   Equipment and furniture                                                      262,607          262,607
                                                                          ------------------------------
                                                                            119,539,203      118,089,334
   Less accumulated depreciation                                             30,792,711       27,462,963
                                                                          ------------------------------
                                                                             88,746,492       90,626,371

Cash and cash equivalents                                                     1,320,368        1,077,273
Accounts receivable, net of allowance for doubtful accounts of $165,226         245,841          398,089
  and $252,228 in 2002 and 2001
Note receivable, net of unamortized discount of $4,569 and $11,195
  in 2002 and 2001                                                              140,252          240,485
Deferred rent receivable                                                      2,702,838        2,546,931
Deferred financing costs, net of accumulated amortization of $734,956
  and $448,464 in 2002 and 2001                                                 708,323          994,815
Lease commissions, net of accumulated amortization of $1,882,132 and
  $1,426,842 in 2002 and 2001                                                 2,140,311        2,634,446
Escrow deposits                                                                 400,613        1,196,814
Deposits and other assets                                                       967,709          817,242
                                                                          ------------------------------
Total assets                                                              $  97,372,747    $ 100,532,466
                                                                          ==============================

Liabilities and partners' capital
Accounts payable and accrued expenses                                     $   2,777,560    $   2,430,003
Mortgage loans payable                                                       55,040,618       55,879,036
Due to General Partners                                                       1,000,653               --
Other liabilities                                                             1,243,564        1,302,330
                                                                          ------------------------------
Total liabilities                                                            60,062,395       59,611,369

Commitments and contingencies
Partners' capital (deficit):
   General partners:
     Capital contributions                                                        1,000            1,000
     Net income                                                                 341,214          368,280
     Cash distributions                                                        (684,596)        (675,555)
                                                                          ------------------------------
                                                                               (342,382)        (306,275)
                                                                          ------------------------------
   Limited partners: ($25 per unit; 4,000,000 units authorized,
     2,983,531 issued and outstanding in 2002 and 2001)
     Capital contributions, net of offering costs                            71,724,856       71,724,856
     Net income                                                              33,779,921       36,459,500
     Cash distributions                                                     (67,852,043)     (66,956,984)
                                                                          ------------------------------
                                                                             37,652,734       41,227,372
                                                                          ------------------------------
Total partners' capital                                                      37,310,352       40,921,097
                                                                          ------------------------------
Total liabilities and partners' capital                                   $  97,372,747    $ 100,532,466
                                                                          ==============================


See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                      Consolidated Statements of Operations

                                                        Years ended December 31
                                                  2002            2001           2000
                                             --------------------------------------------
Revenue:
   Rental                                    $ 15,426,412    $ 16,149,439    $ 15,109,228
   Lease cancellation                                  --         575,923         102,469
   Interest and other income                      165,469         259,429         343,172
                                             --------------------------------------------
                                               15,591,881      16,984,791      15,554,869
                                             --------------------------------------------
Expenses:
   Interest                                     3,549,769       4,019,262       4,356,650
   Depreciation                                 3,329,748       3,535,432       3,486,070
   Amortization                                   916,243       1,062,902         958,010
   Property operations                          7,774,829       8,062,211       7,742,251
   Management fees--affiliate                   1,024,211       1,191,489       1,030,050
   Professional fees                              582,594         372,768         675,940
   Bad debt expense                               453,424         128,516         273,381
   General and administrative                     667,708         392,091         334,956
                                             --------------------------------------------
                                               18,298,526      18,764,671      18,857,308
                                             --------------------------------------------
Loss from real estate operations               (2,706,645)     (1,779,880)     (3,302,439)
Gain on sale of real estate                            --         103,333       5,111,393
                                             --------------------------------------------
Net (loss) income                            $ (2,706,645)   $ (1,676,547)   $  1,808,954
                                             ============================================
Net (loss) income allocated:
   General partners                          $    (27,066)   $    (16,765)   $     18,090
   Limited partners                            (2,679,579)     (1,659,782)      1,790,864
                                             --------------------------------------------
                                             $ (2,706,645)   $ (1,676,547)   $  1,808,954
                                             ============================================
Net (loss) income per unit of limited
   partnership interest--basic and diluted   $      (0.90)   $      (0.56)   $       0.60
                                             ============================================

See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

        Consolidated Statements of Changes in Partners' Capital (Deficit)

                                                    General         Limited
                                     Total         Partners        Partners
                                 --------------------------------------------
Partners' capital (deficit) at
   December 31, 1999             $ 48,021,491    $   (235,272)   $ 48,256,763
Cash distributions to partners     (3,616,400)        (36,164)     (3,580,236)
Net income                          1,808,954          18,090       1,790,864
                                 --------------------------------------------
Partners' capital (deficit) at
   December 31, 2000               46,214,045        (253,346)     46,467,391
Cash distributions to partners     (3,616,401)        (36,164)     (3,580,237)
Net loss                           (1,676,547)        (16,765)     (1,659,782)
                                 --------------------------------------------
Partners' capital (deficit) at
   December 31, 2001               40,921,097        (306,275)     41,227,372
Cash distributions to partners       (904,100)         (9,041)       (895,059)
Net loss                           (2,706,645)        (27,066)     (2,679,579)
                                 --------------------------------------------
Partners' capital (deficit) at
   December 31, 2002             $ 37,310,352    $   (342,382)   $ 37,652,734
                                 ============================================

See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                          Years ended December 31
                                                                                    2002            2001            2000
                                                                               --------------------------------------------
Operating activities
Net (loss) income                                                              $ (2,706,645)   $ (1,676,547)   $  1,808,954
                                                                               --------------------------------------------
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
   Depreciation and amortization                                                  4,245,991       4,598,334       4,444,080
   Gain on sale of real estate                                                           --        (103,333)     (5,111,393)
   Increase in deferred rent receivable, net                                       (155,907)        (22,977)       (142,531)
   Changes in operating assets and liabilities:
     Decrease in accounts receivable, net                                           152,248          42,707         137,684
     Change in due to/(from) general partners                                     1,000,653         273,252        (336,786)
     Decrease (increase) in note receivable                                         100,233         (55,762)         59,920
     Decrease in escrow deposits--operating                                         228,994         166,668         523,848
     Increase in lease commissions                                                 (135,616)       (546,080)     (1,505,194)
     (Increase) decrease in deposits and other assets                              (150,467)        (19,324)          8,657
     Increase (decrease) in accounts payable and
       accrued expenses                                                             347,557        (535,344)        410,859
     (Decrease) increase in other liabilities                                       (58,766)       (224,222)        163,600
                                                                               --------------------------------------------
Total adjustments                                                                 5,574,920       3,573,919      (1,347,256)
                                                                               --------------------------------------------
Net cash provided by operating activities                                         2,868,275       1,897,372         461,698
                                                                               --------------------------------------------
Investing activities
Decrease (increase) in escrow deposits--investing                                   567,207       1,459,825         (46,008)
Proceeds from sale of real estate                                                        --              --      12,142,626
Acquisition of real estate                                                       (1,449,869)     (5,618,443)     (5,039,804)
                                                                               --------------------------------------------
Net cash (used in) provided by investing activities                                (882,662)     (4,158,618)      7,056,814
                                                                               --------------------------------------------
Financing activities
Deferred financing costs                                                                 --              --        (609,259)
Proceeds from mortgage loan payable                                                      --       5,300,000      19,641,440
Repayments of mortgage loan payable                                                (838,418)       (756,828)    (23,844,864)
Cash distributions to partners                                                     (904,100)     (3,616,401)     (3,616,400)
                                                                               --------------------------------------------
Net cash (used in) provided by financing activities                              (1,742,518)        926,771      (8,429,083)
                                                                               --------------------------------------------
Net increase (decrease) in cash and cash equivalents                                243,095      (1,334,475)       (910,571)
Cash and cash equivalents at beginning of year                                    1,077,273       2,411,748       3,322,319
                                                                               --------------------------------------------
Cash and cash equivalents at end of year                                       $  1,320,368    $  1,077,273    $  2,411,748
                                                                               ============================================

See accompanying notes.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2002


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

The initial capital was $1,025 representing capital contributions of $1,000 by the general partners and $25 by the original limited partner. The Partnership commenced operations on June 2, 1986 with the acceptance of subscriptions for 1,082,640 Depositary Units of limited partnership interest (the "Units"). The Partnership had authorized the issuance of up to 4,000,000 Units. The Partnership sold 3,200,000 Units, representing $80,000,000, which completed the offering. Upon the first admittance of the additional limited partners and unitholders, the original limited partner withdrew from the Partnership.

Offering costs incurred in connection with the initial offering are nonamortizable and have been deducted from limited partners' capital.

There were no unit redemptions during 2002, 2001 and 2000.

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

For financial reporting purposes, depreciation of buildings, improvements, and equipment and furniture is computed under the straight-line method over the estimated economic useful life of the assets which range from five to forty years.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the Partnership's assets, which are held for use, are measured by a comparison of the carrying amount of an asset to the future net undiscounted cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value. Assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 in 2002 had no impact on the Partnership's

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

financial position or results of operations. No impairment losses were required on any of the properties owned by the Partnership.

Deferred Financing Costs

Deferred financing costs are being amortized over the term of the loan agreements.

Lease Commissions

Leasing commissions are capitalized and amortized over the term of the related leases.

Deferred Rent

Rental income is recognized on the straight-line basis over the entire term of the lease including rent-free periods. Accordingly, rental income for the years ended December 31, 2002, 2001 and 2000, includes approximately $348,400, $186,500 and $222,000, respectively, of the excess of income on the straight-line basis over the actual amount billed.

During 2002, 2001, and 2000, the Partnership wrote off deferred rent receivable of approximately $193,000, $164,000, and $79,000, respectively, relating to tenants vacating the properties prior to the expiration of their lease terms.

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

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Partnership's accounts receivable, deposits, accounts payable and accrued expenses, and interest payable are carried at cost, which approximates fair value due to the short maturities of such items.

The carrying value of notes receivable approximates fair value because such notes bear interest at market rates for similar types of notes.

The carrying value of the variable rate mortgage loan payable portion of the Partnership's debt approximates fair value at December 31, 2002 and 2001 as such loan is variable rate debt that reprices frequently.

The fair value of the Partnership's fixed rate long term borrowings are estimated using discounted cash flow analysis, based on current borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value of the Partnership's fixed rate long-term debt at December 31, 2002 is $31,235,683 and $36,600,000, respectively.

Segments

SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information", requires disclosures about segments of an enterprise and related information regarding the different types of business activities in which an enterprise engages and the different economic environments in which it operates.

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

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). This statement eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The changes related to lease accounting are effective for transactions occurring after May 15, 2002 and the changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002. The impact of adopting the provisions related to lease accounting did not have a material impact on the Partnership's financial position or results of operations. The impact of adopting the provisions related to debt extinguishment is not expected to have a material impact on the Partnership's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS. 146 is not expected to have a material impact on the Partnership's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN 45 did not have a material impact on the Partnership's financial statements. The Partnership does not expect the adoption of the recognition provision of FIN 45 to have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46's consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Partnership does not anticipate that the adoption of FIN 46 will have a material impact on its consolidated financial condition or results of operations.

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

Sale or refinancing proceeds will generally be distributed 99% to the limited partners and 1% to the general partners until the limited partners have received an amount which, when added to all prior distributions of cash, will equal their original invested capital plus an 8% per annum cumulative noncompounded return. Thereafter, after payment of the subordinated disposition fee to the general partner, as defined in the agreement, proceeds will be distributed 75% to the limited partners and 25% to the general partners.

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

4. Investments in Real Estate

LightCross Building

On July 10, 1986, the Partnership purchased the LightCross Building (formerly the Monterey Park Building), an office building located at 2630 Corporate Place, Monterey Park, California, and the 90,000 square feet of underlying land. The property contains approximately 22,250 square feet of net rentable area.

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

The building is 100% leased to Verizon Directories Corp. ( a successor to GTE Directories Corporation) for a term which, pursuant to an extension effective as of January 1, 2003, extended the term of the lease from its original expiration of September 30, 2003 to the new expiration date of December 31, 2007. Rent from the tenant represented approximately 20%, 20%, and 18% of the Partnership's total rental revenue in 2002, 2001 and 2000, respectively.

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

As of December 31, 2002, the building was approximately 76% leased to various tenants under leases with remaining terms ranging from three to eight years.

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

An escrow account of $434,466 was established from the proceeds of the sale which will be released to the Partnership if and when it finds a replacement for a tenant who applied for bankruptcy protection. As of December 31, 2002, a balance of $210,942 remains in the escrow. The recognition of gain on sale, to the extent held in such escrow, has been deferred and is included in other liabilities in the accompanying consolidated balance sheet.

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

As of December 31, 2002, the building was approximately 76% leased to various tenants under leases with remaining terms ranging from two years to five years. The Marathon Oil Company leases approximately 65,700 square feet of space pursuant to a lease which expires in February, 2006. Approximately 10,450 square feet of the remaining space is leased to two tenants.

475 Fifth Avenue

On December 6, 1996 the Partnership purchased an office building and the underlying land, approximately one third of an acre, located at 475 Fifth Avenue, New York, New York (the "New York Building"). The building contains approximately 244,000 net rentable square feet.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $27,440,000.

As of December 31, 2002, the building was approximately 79% leased to various tenants under operating leases with remaining terms ranging from one to sixteen years.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

4. Investments in Real Estate (continued)

During 2001, the Partnership recognized lease cancellation income of approximately $576,000, net of the write off of deferred rent receivable of approximately $144,000. For the year ended December 31, 2000, $70,000 was earned from tenants that terminated their leases prior to the end of their lease terms.

Alamo Towers

On March 17, 1997, the Partnership purchased an office building and the thirteen acre underlying land located in San Antonio, Texas, for a purchase price, including capitalized closing and related costs, of approximately $12,002,000. The building contains approximately 191,000 net rentable square feet.

As of December 31, 2002, the building was approximately 79% leased to various tenants under operating leases with remaining terms ranging from one to six years.

During 2000 the partnership earned lease cancellation fees aggregating approximately $32,000 from tenants that terminated leases prior to the end of their respective lease terms.

5. Leases

Minimum future rentals from tenants under noncancellable operating leases as of December 31, 2002 are approximately as follows:

           2003                                          $11,768,000
           2004                                            9,359,000
           2005                                            8,894,000
           2006                                            6,392,000
           2007                                            7,138,000
           Thereafter                                      9,853,000
                                                         -----------
           Total                                         $53,404,000
                                                         ===========

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

5. Leases (continued)

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 2002, 2001 and 2000, escalation charges amounting to approximately $1,422,000, $1,421,000 and $1,846,000, respectively, have been included in rental income.

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

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 2002, 2001 and 2000:

                                              2002          2001          2000
                                            ------------------------------------
Partnership management fees                 $129,485      $253,148      $106,508
Property management fees                     894,726       938,341       923,542
Administrative expenses                       50,000        67,800        70,000

There were no leasing commissions billed by the general partners in 2002, 2001 and 2000. In addition, the general partners have deferred the receipt of substantially all of the 2002 partnership management fees and property management fees. Such unpaid amounts are reflected as amounts due to general partners in the accompanying consolidated balance sheet.

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

On October 12, 2000, the Partnership entered into an Amended and Restated Loan Agreement in connection with the Mortgage (the "New Mortgage"). The terms of the New Mortgage provide for maximum gross borrowings of $25,000,000, of which $19,641,440 was advanced on October 12, 2000. The loan commitment is permanently reduced by required monthly principal payments and any prepayments. The New Mortgage provides for an initial maturity date of September 30, 2003, however, the Partnership has the option to extend the maturity date for two additional one year periods provided that certain conditions are met. The Partnership intends to exercise the extension option. The New Mortgage is secured by the properties owned by the Partnership, other than the New York Building.

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

In addition, the New Mortgage provides that the Partnership may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-offs of deferred rent receivables. Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the period from and including January 1, 2001, through the date as of which compliance is tested. As of December 31, 2002, the Partnership is in compliance with such covenants.

At December 31, 2002, $23,804,935 of LIBOR based borrowings was outstanding under the New Mortgage at an interest rate of approximately 3.8%.

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

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

7. Loans Payable (continued)

As of December 31, 2002, the outstanding balance of the loan was $31,235,683. The New York Loan can be prepaid in full and not in part, subject to a prepayment penalty. Pursuant to the New York Loan agreement, the Partnership had approximately $190,000 included in escrow deposits on December 31, 2002 in restricted funds for capital improvements, repairs and replacements, and real estate taxes.

Minimum future principal payments pursuant to the Partnership's loan agreements as of December 31, 2002 are as follows:

           2003                                          $24,087,136
           2004                                              299,029
           2005                                              332,652
           2006                                              361,641
           2007                                              393,157
           Thereafter                                     29,567,003
                                                         -----------
           Total                                         $55,040,618
                                                         ===========

8. Supplemental Disclosure of Cash Flow Information

                                                2002        2001          2000
                                            ------------------------------------
Cash paid during the year for interest      $3,551,617   $4,083,149   $4,388,197
                                            ====================================

9. Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions. For the years ended December 31, 2002, 2001 and 2000, the Partnership made contributions of $30,250, $25,000, and $0, respectively to the Plan.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

10. Earnings and Distributions per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 2,983,531 (2002, 2001 and 2000) weighted average limited partnership units outstanding.

For each of the three years ended December 31, 2002, there were no partnership unit equivalents and, in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 2002, was computed based on the weighted-average limited partnership units outstanding.

Distributions paid per limited partnership unit were $0.30 during the year ended December 31, 2002, and $1.20 during each of the years ended December 31, 2001 and 2000.

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

             Schedule III--Real Estate and Accumulated Depreciation

                                December 31, 2002

                                                                   Costs
                                                                Capitalized
                                                               Subsequent to      Gross Amount at Which
                                          Initial Cost (B)      Acquisition    Carried at Close of Period
                                     --------------------------------------------------------------------
                                                   Building                                    Building
                       Encumbrances                   and       Building and                     and
   Description             (A)          Land      Improvements  Improvements      Land       Improvements
---------------------------------------------------------------------------------------------------------
Office Building
  Monterey Park, CA    $ 1,166,442   $ 1,762,126   $ 2,459,141   $ 1,593,359   $ 1,762,126   $  4,052,500
Office Building
  Las Colinas, TX        8,569,777     4,925,745    19,702,979     3,348,026     4,925,745     23,051,005
Office Building
  So. Plainfield, NJ     5,641,770     3,147,912    13,378,294     2,068,253     3,147,912     15,446,547
Office Building
  San Antonio, TX        6,284,503     2,408,000     9,636,883     6,568,747     2,408,000     16,205,630
Office Building
  Oklahoma City, OK      2,142,443     1,063,694     9,713,348       572,155     1,063,694     10,285,503
Office Building
  New York, NY          31,235,683     5,488,000    21,951,998     9,750,543     5,488,000     31,702,541
                       ----------------------------------------------------------------------------------
                       $55,040,618   $18,795,477   $76,842,643   $23,901,083   $18,795,477   $100,743,726
                       ==================================================================================

                                      Accumulated                                 Life on Which
                          Total       Depreciation      Date of         Date      Depreciation
   Description             (C)             (D)       Construction     Acquired     Is Computed
-----------------------------------------------------------------------------------------------
Office Building
  Monterey Park, CA    $  5,814,626   $ (1,228,905)        1985      7/10/1986    5 to 40 years
Office Building
  Las Colinas, TX        27,976,750    (10,680,528)        1982      10/27/1986   5 to 40 years
Office Building
  So. Plainfield, NJ     18,594,459     (6,547,107)        1986      12/30/1986   5 to 40 years
Office Building
  San Antonio, TX        18,613,630     (2,303,324)   1975/1981      3/17/1997    5 to 40 years
Office Building
  Oklahoma City, OK      11,349,197     (4,020,691)        1986      3/21/1988    5 to 40 years
Office Building
  New York, NY           37,190,541     (6,012,156)        1927      12/6/1996    5 to 40 years
                       ---------------------------
                       $119,539,203   $(30,792,711)
                       ===========================

                      Corporate Realty Income Fund I, L.P.
                                and Subsidiaries

       Schedule III - Real Estate and Accumulated Depreciation (continued)

                                December 31, 2002

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

(C)  Reconciliation Summary of Transactions - Real Estate Owned

                                                Years ended December 31
                                          2002            2001            2000
                                     ----------------------------------------------
Balance at beginning of year         $ 118,089,334   $ 113,741,052    $ 118,185,492
Net additions during the year            1,449,869       5,618,443        5,039,804
Cost of real estate sold                        --              --       (9,395,006)
Write off fully depreciated assets              --      (1,270,161)         (89,238)
                                     ----------------------------------------------
Balance at close of year             $ 119,539,203   $ 118,089,334    $ 113,741,052
                                     ==============================================

     The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2002 was approximately $121,431,497.

(D)  Reconciliation Summary of Transactions - Accumulated Depreciation

                                                    Years ended December 31
                                               2002          2001            2000
                                          -------------------------------------------
Balance at beginning of year              $ 27,462,963   $ 25,197,692    $ 24,361,971
Depreciation charged to expense              3,329,748      3,535,432       3,486,070
Accumulated depreciation of real estate
   sold                                             --             --      (2,561,111)
Write-off of fully depreciated assets               --     (1,270,161)        (89,238)
                                          -------------------------------------------
Balance at close of year                  $ 30,792,711   $ 27,462,963    $ 25,197,692
                                          ===========================================