Form 10-Q
period 2003-03-31
CORPORATE REALTY INCOME FUND I L P
filed 2003-05-20
CIK 785898

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                         Commission file number 0-15796

                      Corporate Realty Income Fund I, L.P.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                              13-3311993
-------------------------------                              -------------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


475 Fifth Avenue, New York, New York                                       10017
------------------------------------                                  ----------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 696-0772

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES

                                      Index


                                                                        Page No.

Part I    FINANCIAL INFORMATION                                             3

Item 1    Financial Statements                                              3

          Consolidated Balance Sheets --
          March 31, 2003 and December 31, 2002                              4

          Consolidated Statements of Operations --
          For the three months ended March 31, 2003 and 2002                5

          Consolidated Statements of Cash Flows --
          For the three months ended March 31, 2003 and 2002                6

          Notes to Consolidated  Financial Statements                       7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    10

Item 3    Quantitative and Qualitative Disclosures about Market Risk       15

Item 4    Controls and Procedures                                          16

Part II   OTHER INFORMATION                                                17

Item 6    Exhibits and Reports on Form 8-K                                 17

          Signatures                                                       18

                          Part I. Financial Information

Item 1.  Financial Statements

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002

                                                                 March 31        December 31,
                                                                   2003              2002
                                                               -------------    -------------
                                                                (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                   $  18,795,477    $  18,795,477
        Buildings and improvements                               100,861,622      100,481,119
        Equipment and furniture                                      262,607          262,607
                                                               -------------    -------------
                                                                 119,919,706      119,539,203
        Less accumulated depreciation                            (31,641,097)     (30,792,711)
                                                               -------------    -------------
                                                                  88,278,609       88,746,492

Cash and cash equivalents                                          1,492,791        1,320,368
Accounts receivable, net of allowance for
 doubtful accounts of $438,705 in 2003 and  $165,226 in 2002         238,566          245,841
Notes receivable, net of unamortized discount of
 $3,351 in 2003 and $4,569 in 2002                                   125,671          140,252
Step rent receivables                                              2,851,248        2,702,838
Deferred financing costs, net of accumulated amortization
 of $806,579 in 2003 and $734,956 in 2002                            636,700          708,323
Lease commissions, net of accumulated amortization
 of $2,034,939 in 2003 and $1,882,132 in 2002                      2,260,745        2,140,311
Escrow cash                                                          672,043          400,613
Deposits and other assets                                            579,881          967,709
                                                               -------------    -------------

 Total assets                                                  $  97,136,254    $  97,372,747
                                                               =============    =============
LIABILITIES AND PARTNERS' CAPITAL

Mortgage loans payable                                         $  54,820,842    $  55,040,618
Accounts payable and accrued expenses                              3,445,625        2,777,560
Due to general partners                                            1,014,077        1,000,653
Other liabilities                                                  1,217,102        1,243,564
                                                               -------------    -------------
 Total liabilities                                                60,497,646       60,062,395
                                                               -------------    -------------
Partners' Capital:
   General partners:
        Capital contributions                                          1,000            1,000
        Cumulative net income                                        334,497          341,214
        Cash distributions                                          (684,596)        (684,596)
                                                               -------------    -------------
                                                                    (349,099)        (342,382)
                                                               -------------    -------------
   Limited partners: ($25 per unit; 4,000,000 units
            authorized, 2,983,531 issued and
            outstanding in 2003 and 2002)
        Capital contributions, net of offering costs              71,724,856       71,724,856
        Cumulative net income                                     33,114,894       33,779,921
        Cash distributions                                       (67,852,043)     (67,852,043)
                                                               -------------    -------------
                                                                  36,987,707       37,652,734
                                                               -------------    -------------
 Total partners' capital                                          36,638,608       37,310,352
                                                               -------------    -------------

 Total liabilities and partners' capital                       $  97,136,254    $  97,372,747
                                                               =============    =============

                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                            2003           2002
                                                        -----------    -----------
Income:
        Rental                                          $ 3,929,135    $ 3,707,588
        Interest and other income                            22,974         34,175
                                                        -----------    -----------
                                                          3,952,109      3,741,763
                                                        -----------    -----------
Expenses:
        Interest                                            844,222        882,186
        Depreciation                                        848,384        809,486
        Amortization                                        224,430        224,732
        Bad debt expense                                    273,479        302,286
        Property operating                                1,948,044      1,971,044
        Management fees                                     255,424        266,751
        General and administrative                          229,870        181,930
                                                        -----------    -----------
                                                          4,623,853      4,638,415
                                                        -----------    -----------

Net loss                                                $  (671,744)   $  (896,652)
                                                        ===========    ===========
Net loss allocated:
        To the general partners                         $    (6,717)   $    (8,967)
        To the limited partners                            (665,027)      (887,685)
                                                        -----------    -----------
                                                        $  (671,744)   $  (896,652)
                                                        ===========    ===========

Net loss per unit of limited partnership interest       $     (0.22)   $     (0.30)
                                                        ===========    ===========

Distribution per unit of limited partnership interest   $        --    $      0.30
                                                        ===========    ===========

                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                        2003            2002
                                                     -----------    -----------

Cash flows from operating activities:
   Net loss                                          $  (671,744)   $  (896,652)
                                                     -----------    -----------
   Adjustments to reconcile loss
     to net cash provided by operating activities:
     Depreciation and amortization                     1,072,814      1,034,218
     Changes in operating assets and liabilities:
     Decrease (increase) in:
        Accounts receivable, net                           7,275        216,985
        Notes receivable                                  14,581         13,227
        Step rent receivables                           (148,410)       125,315
        Lease commissions                               (273,239)        (6,478)
        Escrow deposits                                 (271,430)      (138,301)
        Other assets                                     387,828        403,279
     Increase (decrease) in:
        Accounts payable and accrued expenses            668,065        621,750
        Other liabilities                                (26,462)        73,822
                                                     -----------    -----------

        Total adjustments                              1,431,022      2,343,817
                                                     -----------    -----------

        Net cash provided by operating activities        759,278      1,447,165
                                                     -----------    -----------
Cash flows from investing activities:
     Acquisition of real estate                         (380,503)      (541,069)
                                                     -----------    -----------
Cash flows from financing activities:
     Due to general partners                              13,424        564,193
     Mortgage principal repayments                      (219,776)      (217,748)
     Cash distributions to partners                           --       (904,100)
                                                     -----------    -----------
     Net cash used in financing activities              (206,352)      (557,655)
                                                     -----------    -----------
Net increase in cash and cash equivalents                172,423        348,441

Cash and cash equivalents at beginning of period       1,320,368      1,077,273
                                                     -----------    -----------

Cash and cash equivalents at end of period           $ 1,492,791    $ 1,425,714
                                                     ===========    ===========

                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

1.   General

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the "Partnership" or the "Registrant"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31,2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

     The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's annual report on Form 10-K for the year ended December 31, 2002.

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

                                   Three Months Ended
                                       March 31
                                   2003         2002
                                ----------   ----------
     Rental income billed       $3,780,725   $3,671,128
     Step rent receivables         148,410       36,460
                                ----------   ----------
     Rental income recognized   $3,929,135   $3,707,588
                                ==========   ==========

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

3.   Leases

     Minimum future rentals under noncancellable operating leases as of March 31, 2003 are approximately as follows:

    Year ending December 31
    -----------------------
                 2003                                       $12,091,000
                 2004                                        10,115,000
                 2005                                         9,697,000
                 2006                                         7,129,000
                 2007                                         7,804,000
                 Thereafter                                  16,859,000
                                                            -----------
                     Total                                  $63,695,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three months ended March 31, 2003 and 2002, escalation charges amounted to $361,657 and $327,227 respectively.

4.   Transactions with General Partners and Affiliates

     Fees incurred for the three months ended March 31, 2003 and 2002 are:

                                                             Three Months Ended
                                                                  March 31
                                                               2003      2002
                                                             -------   -------
         Partnership management fees                         $51,836   $63,287
         Property management fees                            203,588   203,464

5.   Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the three months ended March 31, 2003 and 2002 amounted to $846,541 and $886,138, respectively.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                                   (Unaudited)

6.   Deferred Gain on Sale of Colorado Building

     On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10,000,000.

     An escrow account for $434,466 was established from the proceeds of the sale which will be released to the Partnership if and when a replacement tenant is in place for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred. Through March 31, 2003, $103,333 has been recognized (all recorded in 2001). An agreement between the Partnership and the purchaser also calls for the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant applying for bankruptcy protection. Through March 31, 2003, disbursements aggregating approximately $225,000 were made from the escrow account in relation to such obligation. In addition, the Partnership earned interest income of approximately $28,000 since the escrow account was established.

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

Liquidity and Capital Resources

     At March 31, 2003, Registrant had cash and receivables of approximately $1,731,000 as contrasted to accounts payable and accrued expenses of approximately $3,445,000. In 2002, the General Partners deferred the receipt of substantially all management fees payable to them by Registrant, aggregating approximately $1,000,000. This deferral, combined with an increase in accounts payable and accrued expenses aggregating approximately $350,000, increased the amount of Registrant's cash flow available for other purposes. During the quarter ended March 31, 2003, Registrant's accounts payable and accrued expenses increased by approximately $668,000 and the General Partners deferred receipt of approximately $13,000 of fees. There is no assurance that such accruals and deferrals can or will continue in the future. To the extent additional funds are required, such as for capital improvements, tenant improvements, and leasing commissions, Registrant likely will need to sell assets as its borrowing capacity under its line-of-credit loan (the "Fleet Loan") is nearly exhausted.

     In June 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds, the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. In 2001, Registrant recognized approximately $103,000 of the amount held in escrow. An agreement between the Partnership and the purchaser requires the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant. Through March 31, 2003, disbursements aggregating approximately $225,000 were made from the escrow account in relation to such obligation. In addition, the Partnership has earned interest income of approximately $28,000 since the escrow account was established.

     In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant intends to exercise its extension option. Registrant has drawn down an aggregate of approximately $24,941,000 under the amended Fleet Loan. Registrant can only borrow approximately an additional $58,000 under the Fleet Loan. Registrant may draw funds from its replacement reserve (currently approximately $202,000) under a mortgage loan secured by its New York property (the "475 Loan") to fund certain improvements at 475 Fifth Avenue.

     Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. The level of capital improvements has decreased significantly in 2002 and 2003 owing to increasing vacancies and decreasing rental revenues, particularly at 475 Fifth Avenue. During the three months ended March 31, 2003, Registrant funded approximately $380,000 of building and tenant improvements in New York and San Antonio. Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,900,000) and Alamo Towers (estimated at $4,500,000). These additional capital improvements are expected to be made over several years. Registrant will be largely dependent upon improved real estate operations and sales and/or refinancings of one or more of its properties to fund significant additional tenant and capital improvements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

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

     Registrant has continued to experience difficulties at its properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn. During December 2001, two retail tenants paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. In addition, office tenants paying aggregate annual rents of approximately $1,200,000 vacated 475 Fifth Avenue during 2001. In 2002 and early 2003, additional vacancies and relocations aggregating approximately 14,770 square feet of office space (with aggregate annual rents of approximately $525,000) occurred at 475 Fifth Avenue. Additional vacancies involving 2,950 square feet of retail space (approximately $414,000 in annual rent) and approximately 28,685 square feet of office space (approximately $1,005,000 in aggregate annual rent) are expected in 2003 at 475 Fifth Avenue. In the first quarter of 2003, Registrant entered into new office leases aggregating approximately 19,940 square feet of space at an approximate annual base rent of $711,000 (after free rent periods) at its New York building. Although Registrant has been engaged in discussions to lease its vacant retail space in New York, it has yet to enter into any binding lease agreements.

     In addition, Registrant has negotiated rent concessions of approximately $256,700 to Verizon Directories Corp. at the Directory Building in Las Colinas, Texas (from January 2003 through September 2003) and $264,000 to Tumi, Inc. at the Tumi Building in South Plainfield, New Jersey (from September 2002 through August 2003) in consideration of lease extensions at those buildings. The loss of rental payments from these terminated and amended leases at its New York, Texas, and New Jersey buildings and the tenant improvement allowances that Registrant expects to pay to replacement tenants have placed, and will continue to place, demands on Registrant's liquidity and capital resources.

     To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. As discussed above, Registrant has very limited borrowing capacity under its loans.

     Registrant was forced to suspend distributions for each of the four quarters of 2002 and the first quarter of 2003. The level of distributions in the future will be dependent upon numerous factors, including securing replacement tenants at 475 Fifth Avenue and, possibly, the funding of additional tenant and capital improvements from the proceeds of the sale of one or more of Registrant's properties. Registrant cannot yet estimate when distributions to unitholders will resume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

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

Results of Operations

Three Months Ended March 31, 2003 versus 2002

     Rental income in 2003 increased by 6.0% from 2002, primarily as a result of increased step rent receivables (largely attributable to new leases at the New York property) and a retail tenancy in the New York property that commenced rent payments after the end of the first quarter of 2002. Other income in 2003 decreased by 32.8% from 2002 primarily because of the loss of antenna income in the San Antonio property.

     Interest expense decreased by 4.3% in 2003 both because of slightly smaller loan balances and the lowering of variable interest rates. Depreciation increased by 4.8% in 2003 from 2002 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. The 9.5% decrease in bad debt expense reflects lower tenant balances at the New York and San Antonio properties deemed doubtful of collection. Property operating costs decreased by 1.2% in 2003 primarily as a result of vacancies in the New York property. Management fees decreased by 4.2% in 2003 from 2002 due to the decrease in cash flow from operations. General and administrative expenses increased by 26.4% in 2003 from 2002 due to increases in salaries, fringe benefits and professional fees.

     Registrant's net loss from real estate operations for the three months ended March 31, 2003 decreased by 25.1% from the comparable period in 2002. The decrease in Registrant's loss from real estate operations was primarily attributable to the increase in rental income.

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

     Valuation of Properties Held for Use and Sale

     On a quarterly basis, management reviews the carrying value of its properties. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell. For the year ended December 31, 2002, and the quarter ended March 31, 2003, no impairment losses were recognized.

     Bad Debts

     Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries. As of March 31, 2003, Registrant maintained an allowance for doubtful accounts of approximately $439,000. If the financial condition of Registrant's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of March 31, 2003, Registrant had approximately $23,662,000 of outstanding debt subject to variable rates (approximately 43% of outstanding debt) and approximately $31,158,000 of fixed rate indebtedness (approximately 57% of outstanding debt). The average interest rate on Registrant's debt decreased from 6.33% at December 31, 2002 to 6.05% at March 31, 2003. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

     A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $237,000, based upon the balances outstanding on variable rate instruments at March 31, 2003.

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

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K


(a)  The following exhibits are filed with this report:

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification of Principal Executive Officer and Principal Financial Officer Regarding Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                        CORPORATE REALTY INCOME FUND I, L.P.
                                           (Registrant)

                                        By: 1345 REALTY CORPORATION
                                        AS CORPORATE GENERAL PARTNER

Date: May 19, 2003                      By: /s/ Robert F. Gossett, Jr.
                                            --------------------------
                                            Robert F. Gossett, Jr., President

Date: May 19, 2003                      By: /s/ Pauline G. Gossett
                                            ----------------------
                                            Pauline G. Gossett, Secretary