Form 10-Q
period 2003-06-30
CORPORATE REALTY INCOME FUND I L P
filed 2003-08-19
CIK 785898

--------------------------
`                                                          OMB APPROVAL
                                                      OBM Number: 3235-0070
                                                      Expires: March 31, 2006
                                                      Estimated average burden
                                                      Hours per response.. 144.0
                                                      --------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2003

                              OR

---     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to

                         Commission file number 0-15796

                      Corporate Realty Income Fund I, L.P.
                      ------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

      Delaware                                                  13-3311993
-----------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

475 Fifth Avenue, New York, New York                                 10017
------------------------------------                               ----------
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 696-0772

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No X
                                                ---    ---

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES

                                      Index

                                                                          Page No.
Part I      FINANCIAL INFORMATION                                            3

Item 1      Financial Statements                                             3

            Consolidated Balance Sheets --
            June 30, 2003 and December 31, 2002                              4

            Consolidated Statements of Operations --
            For the three months ended June 30, 2003 and 2002                5

            Consolidated Statements of Operations --
            For the six months ended June 30, 2003 and 2002                  6

            Consolidated Statements of Cash Flows --
            For the six months ended June 30, 2003 and 2002                  7

            Notes to Consolidated  Financial Statements                      8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   11

Item 3      Quantitative and Qualitative Disclosures about Market Risk      15

Item 4      Controls and Procedures                                         15

Part II     OTHER INFORMATION                                               16

Item 6      Exhibits and Reports on Form 8-K                                16

            Signatures                                                      17

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2003 and December 31, 2002

                                                                   June 30       December 31,
                                                                    2003            2002
                                                               -------------    -------------
                                                                (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                   $  18,795,477    $  18,795,477
        Buildings and improvements                               101,926,976      100,481,119
        Equipment and furniture                                      262,607          262,607
                                                               -------------    -------------
                                                                 120,985,060      119,539,203
        Less accumulated depreciation                            (32,489,481)     (30,792,711)
                                                               -------------    -------------
                                                                  88,495,579       88,746,492

Cash and cash equivalents                                            988,798        1,320,368
Accounts receivable, net of allowance for
 doubtful accounts of $659,557 in 2003 and $165,226 in 2002           48,489          245,841
Notes receivable                                                      66,493          140,252
Step rent receivables                                              2,887,918        2,702,838
Deferred financing costs, net of accumulated amortization
 of $878,202 in 2003 and $734,956 in 2002                            565,077          708,323
Lease commissions, net of accumulated amortization
 of $2,187,746 in 2003 and $1,882,132 in 2002                      2,943,229        2,140,311
Escrow cash                                                          263,163          400,613
Deposits and other assets                                          1,080,891          967,709
                                                               -------------    -------------
 Total assets                                                  $  97,339,637    $  97,372,747
                                                               =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                          $  54,614,652    $  55,040,618
Accounts payable and accrued expenses                              4,242,154        2,777,560
Due to general partners                                            1,388,383        1,000,653
Other liabilities                                                  1,131,228        1,243,564
                                                               -------------    -------------
 Total liabilities                                                61,376,417       60,062,395
                                                               -------------    -------------

Partners' Capital:
 General partners:
 Capital contributions                                                 1,000            1,000
 Net income                                                          327,743          341,214
 Cash distributions                                                 (684,596)        (684,596)
                                                               -------------    -------------
                                                                    (355,853)        (342,382)
                                                               -------------    -------------

 Limited partners: ($25 per unit; 4,000,000 units
 authorized, 2,983,531 issued and
 outstanding in 2003 and 2002)
 Capital contributions, net of offering costs                     71,724,856       71,724,856
 Net income                                                       32,446,260       33,779,921
 Cash distributions                                              (67,852,043)     (67,852,043)
                                                               -------------    -------------
                                                                  36,319,073       37,652,734
                                                               -------------    -------------
 Total partners' capital                                          35,963,220       37,310,352
                                                               -------------    -------------

 Total liabilities and partners' capital                       $  97,339,637    $  97,372,747
                                                               =============    =============

                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                For the three months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                           2003          2002
                                                        ----------    ----------
Income:
        Rental                                          $3,496,647    $3,833,525
        Lease cancellation                                 500,000            --
        Interest and other income                           20,146        29,275
                                                        ----------    ----------
                                                         4,016,793     3,862,800
                                                        ----------    ----------

Expenses:
        Interest                                           846,725       891,497
        Depreciation                                       848,384       809,486
        Amortization                                       224,430       224,732
        Property operating                               2,107,440     1,827,833
        Management fees                                    288,306       257,469
        Bad debt expenses                                  264,229            --
        General and administrative                         112,667       159,115
                                                        ----------    ----------
                                                         4,692,181     4,170,132
                                                        ----------    ----------

Net loss                                                $ (675,388)   $ (307,332)
                                                        ==========    ==========

Net loss allocated:
        To the general partners                         $   (6,754)   $   (3,073)
        To the limited partners                           (668,634)     (304,259)
                                                        ----------    ----------
                                                        $ (675,388)   $ (307,332)
                                                        ==========    ==========

Net loss per unit of limited partnership interest       $    (0.22)   $    (0.10)
                                                        ==========    ==========

Distribution per unit of limited partnership interest   $       --    $       --
                                                        ==========    ==========

                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                            2003           2002
                                                        -----------    -----------
Income:
        Rental                                          $ 7,425,782    $ 7,541,113
        Lease Cancellation                                  500,000             --
        Interest and other income                            43,120         63,450
                                                        -----------    -----------
                                                          7,968,902      7,604,563
                                                        -----------    -----------

Expenses:
        Interest                                          1,690,947      1,773,683
        Depreciation                                      1,696,770      1,618,972
        Amortization                                        448,860        449,464
        Property operating                                4,055,484      3,798,877
        Management fees                                     543,730        524,220
        Bad debt expenses                                   537,708        302,286
        General and administrative                          342,535        341,045
                                                        -----------    -----------
                                                          9,316,034      8,808,547
                                                        -----------    -----------

Net loss                                                $(1,347,132)   $(1,203,984)
                                                        ===========    ===========

Net loss allocated:
        To the general partners                         $   (13,471)   $   (12,040)
        To the limited partners                          (1,333,661)    (1,191,944)
                                                        -----------    -----------
                                                        $(1,347,132)   $(1,203,984)
                                                        ===========    ===========

Net loss per unit of limited partnership interest       $     (0.45)   $     (0.40)
                                                        ===========    ===========

Distribution per unit of limited partnership interest   $       0.0    $      0.30
                                                        ===========    ===========

                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2003 and 2002
                                   (Unaudited)

                                                           2003          2002
                                                       -----------    -----------
Cash flows from operating activities:
   Net loss                                            $(1,347,132)   $(1,203,984)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization                       2,145,630      2,068,436
     Bad debt expenses                                     537,708        302,286
     Changes in operating assets and liabilities:
     Decrease/(increase) in:
        Accounts receivable                               (292,410)      (140,646)
        Notes receivable                                    25,813         26,679
        Step rent receivables, net                        (185,080)        87,105
        Lease commissions and legal fees                (1,108,532)       (62,787)
        Escrow deposits                                    137,450        605,749
        Other assets                                      (113,182)       (77,170)
     Increase/(decrease) in:
        Accounts payable and accrued expenses            1,464,594        413,471
        Other liabilities                                 (112,336)        26,284
                                                       -----------    -----------

        Net cash provided by operating activities        1,152,523      2,045,423
                                                       -----------    -----------

Cash flows from investing activities:
     Additions to building and tenant improvements      (1,445,857)      (957,012)
                                                       -----------    -----------

Cash flows from financing activities:
     Due to partners                                       387,730        532,662
     Mortgage paid                                        (425,966)      (421,845)
     Cash distributions to partners                             --       (904,100)
                                                       -----------    -----------
     Net cash used in financing activities                 (38,236)      (793,283)
                                                       -----------    -----------

Net increase/(decrease) in cash and cash equivalents      (331,570)       295,128

Cash and cash equivalents at beginning of period         1,320,368      1,077,273
                                                       -----------    -----------

Cash and cash equivalents at end of period             $   988,798    $ 1,372,401
                                                       ===========    ===========

                 See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

1.  General

    The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the "Partnership" or the "Registrant"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

                                     Three Months Ended                     Six Months Ended
                                           June 30                              June 30
                                   2003               2002                2003           2002
                                ----------         ----------          ----------     ----------
 Rental income billed           $3,459,977         $3,795,315          $7,240,702     $7,466,443
 Step rent receivables              36,670             38,210             185,080         74,670
                                ----------         ----------          ----------     ----------
 Rental income recognized       $3,496,647         $3,833,525          $7,425,782     $7,541,113
                                ==========         ==========          ==========     ==========

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

3.  Leases

    Minimum future rentals under noncancellable operating leases as of June 30, 2003 are approximately as follows:

    Year ending December 31

            2003                                     $11,718,000
            2004                                       9,521,000
            2005                                       9,165,000
            2006                                       6,765,000
            2007                                       7,514,000
            Thereafter                                18,064,000
                                                      ----------
            Total                                    $62,747,000
                                                     ===========

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and six months ended June 30, 2003 and 2002, escalation charges amounted to $ 481,156 and $842,813 in 2003 and $376,876 and $704,103 in 2002.

During the three months ended June 30, 2003, the Partnership recognized $500,000 of lease cancellation income relating to the negotiation of the early termination of a tenant lease at the New York property.

4.  Transactions with General Partners and Affiliates

    Fees incurred for the three and six months ended June 30, 2003 are:

                                           Three Months Ended     Six Months Ended
                                                June 30               June 30
                                             2003       2002       2003       2002
                                           --------   --------   --------   --------
         Partnership management fees       $ 51,836   $ 51,836   $103,672   $115,123
         Property management fees           236,470    205,633    440,058    409,097

5.  Supplemental Disclosure of Cash Flow Information

    Cash paid for interest during the six months ended June 30, 2003 and 2002 amounted to $1,705,002 and $1,789,062, respectively.

6.  Deferred Gain on Sale of Colorado Building

    On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Fleet Loan by $10,000,000.

    An escrow account for $434,466 was established from the proceeds of the sale which will be released to the Partnership if and when it finds a replacement for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred. Through June 30, 2003, $103,333 has been recognized (all recorded in 2001). An agreement between the Partnership and the purchaser also calls for the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant applying for bankruptcy protection. Through June 30, 2003, disbursements aggregating approximately $283,000 (including approximately $137,000 during the six months ended June 30, 2003) were made from the escrow account in relation to such obligation. In addition, the Partnership earned interest income of approximately $28,000 since the escrow account was established.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

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

Liquidity and Capital Resources

    At June 30, 2003, Registrant had cash and receivables of approximately $1,037,000 as contrasted to accounts payable and accrued expenses of approximately $4,242,000 and amounts due to General Partners of approximately $1,001,000. During the six months ended June 30, 2003, Registrant's accounts payable and accrued expenses increased by approximately $1,465,000 and the General Partners deferred receipt of approximately $388,000 of fees. The effect of these deferrals of payables is to temporarily increase the amount of Registrant's cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases. There can be no assurance that such accruals and deferrals can or will continue in the future. To the extent additional funds are required, such as for capital improvements, tenant improvements, and leasing commissions, Registrant likely will need to sell assets and/or obtain additional financing as its borrowing capacity under its line-of-credit loan (the "Fleet Loan") is effectively exhausted.

    In June 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds, the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. In 2001, Registrant recognized approximately $103,000 of the amount held in escrow. An agreement between the Partnership and the purchaser requires the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant. Through June 30, 2003, disbursements aggregating approximately $283,000 were made from the escrow account in relation to such obligation (including approximately $137,000 during the six months ended June 30, 2003). In addition, the Partnership has earned interest income of approximately $28,000 since the escrow account was established.

    In October 2000, the Fleet Loan was amended to provide for maximum gross borrowings of $25,000,000 and to extend the maturity date to September 30, 2003 (subject to two additional one year extension options). Registrant has drawn down an aggregate of approximately $24,942,000 under the amended Fleet Loan. Registrant has approximately an additional $58,000 available to borrow under the Fleet Loan; however, that amount is less than the minimum advance permitted under the Fleet Loan. Registrant intends to exercise its option to extend the maturity date to September 30, 2004; however, the extension option is subject to compliance with certain financial covenants, including maintaining a liquid net worth greater than or equal to $1,000,000. As of June 30, 2003, Registrant's liquid net worth for this purpose was only approximately $989,000 plus the $58,000 of loan availability. Should the lender refuse to extend the maturity date of the Fleet Loan, Registrant would be forced to seek other financing and/or the sale of one or more of its properties. If Registrant extends the maturity date of the Fleet Loan, it will be obligated to pay an extension fee equal to 0.25% of the outstanding principal balance of the Fleet Loan (an approximate $59,000 fee).

    Registrant may draw funds from its replacement reserve (currently approximately $203,000) under a mortgage loan secured by its New York property (the "475 Loan") to fund certain improvements at 475 Fifth Avenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

    Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. The level of capital improvements has decreased significantly in 2002 and 2003 owing to sluggish leasing activity, particularly at 475 Fifth Avenue, and the constraints imposed by Registrant's available cash. During the six months ended June 30, 2003, Registrant funded approximately $1,445,000 of building and tenant improvements in New York and Texas (San Antonio and Las Colinas). Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,900,000) and Alamo Towers (estimated at $4,500,000). These additional capital improvements are expected to be made over several years. Registrant's limited available cash to fund tenant improvements and leasing commissions may compromise its ability to lease vacant space. Registrant will be largely dependent upon improved real estate operations and sales and/or refinancings of one or more of its properties to fund tenant and capital improvements and leasing commissions.

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

    Registrant has continued to experience difficulties at its properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn. During December 2001, two retail tenants paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. In addition, office tenants paying aggregate annual rents of approximately $1,200,000 vacated 475 Fifth Avenue during 2001. In 2002 and the first six months of 2003, additional vacancies and relocations aggregating approximately 28,600 square feet of office space (with aggregate annual rents of approximately $1,078,000) occurred at 475 Fifth Avenue. In the second quarter of 2003, Registrant negotiated an early termination of an office lease (an annual rent of approximately $523,000 until December 2007) in consideration of a $500,000 lease cancellation fee plus rent payments through December 2003. In the first six months of 2003, Registrant entered into new office leases aggregating approximately 19,940 square feet of space at an approximate annual base rent of $711,000 (after free rent periods) at its New York building. Although Registrant has been engaged in discussions to lease its vacant retail and office space in New York, it has yet to enter into any additional binding lease agreements.

    In addition, Registrant has negotiated rent concessions of approximately $256,700 to Verizon Directories Corp. ("Verizon") at the Directory Building in Las Colinas, Texas (from January 2003 through September 2003) and $264,000 to Tumi, Inc. at the Tumi Building in South Plainfield, New Jersey (from September 2002 through August 2003) in consideration of lease extensions at those buildings. The Verizon extension also reduced annual rent payments by approximately $340,000 and required the payment of approximately $1,600,000 in tenant improvements and leasing commissions (approximately 50% of which have been paid).

    The loss of rental payments from these terminated and amended leases at its New York, Texas, and New Jersey buildings and the tenant improvement allowances that Registrant expects to pay to secure replacement tenants have placed, and will continue to place, demands on Registrant's liquidity and capital resources.

    To date, Registrant has funded its capital requirements from the 475 Loan, the Fleet Loan and working capital. As discussed above, Registrant has virtually no remaining borrowing capacity under its loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

    Registrant was forced to suspend distributions for each of the four quarters of 2002 and the first two quarters of 2003. The level of distributions in the future will be dependent upon Registrant's ability to increase its operating income, which will entail numerous factors, including securing replacement tenants at 475 Fifth Avenue and funding additional tenant and capital improvements from the proceeds of additional borrowings and/or the sale of one or more of Registrant's properties. Registrant cannot yet estimate when distributions to Unitholders will resume.

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

Results of Operations

Six Months Ended June 30, 2003 versus 2002

    Rental income in 2003 decreased by 1.5% from 2002, primarily as a result of rent concessions granted to tenants in consideration of lease renewals and extensions at the New Jersey and Las Colinas, Texas properties and the impact of lower occupancy at the 475 Fifth Avenue property. In the six months ended June 30, 2003, Registrant realized lease cancellation income in the amount of $500,000 from an office tenant that will vacate the New York property at the end of 2003; there was no such income in the comparable period of 2002.

    Interest expense decreased by 4.7% in 2003 both because of slightly smaller loan balances and the lowering of variable interest rates. Depreciation increased by 4.8% in 2003 from 2002 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. Property operating costs increased by 6.8% in 2003 primarily as a result of increases in property taxes, insurance, and utilities in the New York property, offset by the partial reversal of an accrued expense that was settled at a lower amount. Management fees increased by 3.7% in 2003 from 2002 despite the decrease in rental income primarily because of lease cancellation fee income received from an office tenant in the New York property. The 77.9% increase in bad debt expense reflects higher tenant balances at the New York and San Antonio properties deemed doubtful of collection.

    As a result of the foregoing, Registrant's net loss from real estate operations for the six months ended June 30, 2003 increased by 11.9% from the comparable period in 2002.

Three Months Ended June 30, 2003 versus 2002

    Rental income in 2003 decreased by 8.8% from 2002, primarily as a result of rent concessions granted to tenants in consideration of lease renewals and extensions at the New Jersey and Las Colinas, Texas properties, a reduction in rent payments due under the Verizon lease, decreased step rent receivables (largely attributable to a write-off of step rent receivable balances relating to lease terminations in New York), and vacancies in the New York building. In the quarter ended June 30, 2003, Registrant realized lease cancellation income in the amount of $500,000 from an office tenant that will vacate the New York property at the end of 2003; there was no such income in the comparable period of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

    Interest expense decreased by 5.0% in 2003 both because of lower loan balances and lower variable interest rates. Depreciation increased by 4.8% in 2003 from 2002 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. Property operating costs increased by 15.3% in 2003 primarily as a result of increases in property taxes, insurance, and utilities in the New York property, offset by the partial reversal of an accrued expense that was settled at a lower amount. Management fees increased by 12.0% in 2003 from 2002 despite the decrease in rental income primarily because of lease cancellation fee income received from an office tenant in the New York property. In the quarter ended June 30, 2003, Registrant realized bad debt expense of $264,229 from tenant balances at the New York and San Antonio properties deemed doubtful of collection; there was no such expense in the comparable period of 2002. General and administrative expenses decreased by 29.2% in 2003 from 2002 due to decreases in professional and consulting fees.

    As a result, Registrant's net loss from real estate operations for the three months ended June 30, 2003 increased by 119.8% from the comparable period in 2002. The increase in Registrant's loss from real estate operations was primarily attributable to the decrease in rental income (offset by the receipt of lease cancellation income) and increases in property operating costs and bad debt expenses.

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

          Valuation of Properties Held for Use and Sale

         On a quarterly basis, management reviews the carrying value of its properties. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell. For the year ended December 31, 2002 and the six months ended June 30, 2003, no impairment losses were recognized.

         Bad Debts

         Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries. As of June 30, 2003, Registrant maintained an allowance for doubtful accounts of approximately $659,557. If the financial condition of Registrant's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

    Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

    Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of June 30, 2003, Registrant had approximately $23,520,000 of outstanding debt subject to variable rates (approximately 43% of outstanding debt) and approximately $31,094,000 of fixed rate indebtedness (approximately 57% of outstanding debt). The average interest rate on Registrant's debt decreased from 6.33% at December 31, 2002 to 6.10% at June 30, 2003. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

    A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $235,000, based upon the balances outstanding on variable rate instruments at June 30, 2003.

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures

         Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act.

(b)      Changes in Internal Controls

         During the quarter ended June 30, 2003, there have not been any significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.

                           PART II - OTHER INFORMAITON

Item 6.              Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed with this report:

          31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification of Principal Executive Officer and Principal Financial Officer Regarding Quarterly Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                          CORPORATE REALTY INCOME FUND I, L.P.
                                            (Registrant)

                                          By: 1345 REALTY CORPORATION,
                                              Corporate General Partner

Date: August 18, 2003                     By: /s/ Robert F. Gossett, Jr.
                                              --------------------------
                                              Robert F. Gossett, Jr., President

Date: August 18, 2003                     By: /s/ Pauline G. Gossett
                                              ----------------------
                                              Pauline G. Gossett, Secretary