Form 10-Q
period 2003-09-30
CORPORATE REALTY INCOME FUND I L P
filed 2003-11-19
CIK 785898

--------------------------
                                                           OMB APPROVAL
                                                      OBM Number: 3235-0070
                                                      Expires: March 31, 2006
                                                      Estimated average burden
                                                      Hours per response.. 192.0
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

                For the quarterly period ended September 30, 2003

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
(Address of Principal Executive Offices)                           (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 696-0772
                                                   --------------

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No X
                                                ---    ---

SEC 1296 (08-03). Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES

                                      Index

                                                                          Page No.
Part I      FINANCIAL INFORMATION                                            3

Item 1      Financial Statements                                             3

            Consolidated Balance Sheets --
            September 30, 2003 and December 31, 2002                         4

            Consolidated Statements of Operations --
            For the three months ended September 30, 2003 and 2002           5

            Consolidated Statements of Operations --
            For the nine months ended September 30, 2003 and 2002            6

            Consolidated Statements of Cash Flows --
            For the nine months ended September 30, 2003 and 2002            7

            Notes to Consolidated  Financial Statements                      8

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   11

Item 3      Quantitative and Qualitative Disclosures about Market Risk      16

Item 4      Controls and Procedures                                         16

Part II     OTHER INFORMATION                                               17

Item 6      Exhibits and Reports on Form 8-K                                17

            Signatures                                                      18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    September 30, 2003 and December 31, 2002

                                                                            September 30          December 31,
                                                                                2003                  2002
                                                                         -----------------    --------------------
                                                                            (Unaudited)
ASSETS
Real estate, at cost:
        Land                                                                $ 18,795,477           $ 18, 795,477
        Buildings and improvements                                           103,056,895             100,481,119
        Equipment and furniture                                                  262,607                 262,607
                                                                            ------------           -------------
                                                                             122,114,979             119,539,203
        Less accumulated depreciation                                        (33,337,865)            (30,792,711)
                                                                            ------------           ------------
                                                                              88,777,114              88,746,492

Cash and cash equivalents                                                        830,896               1,320,368
Accounts receivable, net of allowance for
 doubtful accounts of $779,193 in 2003 and  $165,226 in 2002                     109,852                 245,841
Notes receivable                                                                  31,151                 140,252
Step rent receivables                                                          3,062,508               2,702,838
Deferred financing costs, net of accumulated amortization
 of $949,825 in 2003 and $734,956 in 2002                                        555,403                 708,323
Lease commissions, net of accumulated amortization
 of $2,340,553 in 2003 and $1,882,132 in 2002                                  2,787,783               2,140,311
Escrow cash                                                                      499,510                 400,613
Deposits and other assets                                                        598,292                 967,709
                                                                            ------------           -------------
 Total assets                                                               $ 97,252,509           $  97,372,747
                                                                            ============           =============

LIABILITIES AND PARTNERS' CAPITAL

Mortgage loan payable                                                       $ 54,407,883           $  55,040,618
Accounts payable and accrued expenses                                          5,418,156               2,777,560
Due to general partners                                                        1,385,362               1,000,653
Other liabilities                                                                715,547               1,243,564
                                                                            ------------           -------------
 Total liabilities                                                            61,926,948              60,062,395
                                                                            ------------           -------------

Partners' Capital:
 General partners:
 Capital contributions                                                             1,000                   1,000
 Net income                                                                      321,366                 341,214
 Cash distributions                                                             (684,596)               (684,596)
                                                                            ------------           ------------
                                                                                (362,230)               (342,382)
                                                                            ------------           -------------

 Limited partners: ($25 per unit; 4,000,000 units
 authorized, 2,983,531 issued and
 outstanding in 2003 and 2002)
 Capital contributions, net of offering costs                                 71,724,856              71,724,856
 Net income                                                                   31,814,978              33,779,921
 Cash distributions                                                          (67,852,043)            (67,852,043)
                                                                            ------------           -------------
                                                                              35,687,791              37,652,734
                                                                            ------------           -------------
 Total partners' capital                                                      35,325,561              37,310,352
                                                                            ------------           -------------

 Total liabilities and partners' capital                                    $ 97,252,509           $  97,372,747
                                                                            ============           =============

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                               2003                    2002
                                                                         ----------------        ---------------
Income:
        Rental                                                              $4,002,961              $4,044,907
        Interest and other income                                               20,598                  64,521
                                                                            ----------              ----------
                                                                             4,023,559               4,109,428
                                                                            ----------              ----------

Expenses:
        Interest                                                               829,553                 896,103
        Depreciation                                                           848,382                 809,486
        Amortization                                                           297,259                 224,732
        Property operating                                                   2,122,619               2,069,162
        Management fees                                                        253,979                 281,226
        Bad debt expenses                                                      151,438                  89,858
        General and administrative                                             157,988                 173,826
                                                                            ----------              ----------
                                                                             4,661,218               4,544,393
                                                                            ----------              ----------

Net loss                                                                    $ (637,659)             $ (434,965)
                                                                            ==========              ===========

Net loss allocated:
        To the general partners                                             $   (6,377)             $   (4,350)
        To the limited partners                                               (631,282)               (430,615)
                                                                            ----------              ----------
                                                                            $ (637,659)             $ (434,965)
                                                                            ==========              ==========

Net loss per unit of limited partnership interest                              $(0.21)                  $(0.14)
                                                                            ==========              ==========

Distribution per unit of limited partnership interest                       $       --              $       --
                                                                            ==========              ==========

Weighted average units of limited partnership interest outstanding           2,983,531               2,983,531
                                                                            ==========              ==========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                              2003                    2002
                                                                        ----------------         ---------------
Income:
        Rental                                                             $11,428,743             $11,586,020
        Lease Cancellation                                                     500,000                      --
        Interest and other income                                               63,718                 127,971
                                                                           -----------             -----------
                                                                            11,992,461              11,713,991
                                                                           -----------             -----------

Expenses:
        Interest                                                             2,520,500               2,669,786
        Depreciation                                                         2,545,152               2,428,458
        Amortization                                                           746,119                 674,196
        Property operating                                                   6,178,103               5,868,039
        Management fees                                                        797,709                 805,446
        Bad debt expenses                                                      689,146                 392,144
        General and administrative                                             500,523                 514,871
                                                                           -----------             -----------
                                                                            13,977,252              13,352,940
                                                                           -----------             -----------


Net loss                                                                   $(1,984,791)            $(1,638,949)
                                                                           ===========             ============

Net loss allocated:
        To the general partners                                            $   (19,848)            $   (16,390)
        To the limited partners                                             (1,964,943)             (1,622,559)
                                                                           -----------             -----------
                                                                           $(1,984,791)            $(1,638,949)
                                                                           ===========             ===========

Net loss per unit of limited partnership interest                               $(0.66)                 $(0.54)
                                                                           ===========             ===========

Distribution per unit of limited partnership interest                      $       0.0             $      0.30
                                                                           ===========             ===========

Weighted average units of limited partnership interest outstanding           2,983,531               2,983,531
                                                                           ===========             ===========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2003 and 2002
                                   (Unaudited)

                                                                               2003                   2002
                                                                         ---------------         ---------------
Cash flows from operating activities:
   Net loss                                                                $(1,984,791)            $(1,638,949)
                                                                           -----------             -----------
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization                                           3,291,271               3,102,654
     Bad debt expenses                                                         689,146                 392,144
     Changes in operating assets and liabilities:
     Decrease/(increase) in:
        Accounts receivable, net                                              (553,157)               (249,150)
        Notes receivable                                                       109,101                  86,743
        Step rent receivables                                                 (359,670)                (55,538)
        Lease commissions and legal fees, net                               (1,178,722)               (122,937)
        Escrow deposits                                                        (98,897)                310,578
        Other assets                                                           369,417                 298,129
     Increase/(decrease) in:
        Accounts payable and accrued expenses                                2,640,596                 202,440
        Other liabilities                                                     (528,017)                (49,011)
                                                                           -----------             -----------

        Net cash provided by operating activities                            2,396,277               2,277,103
                                                                           -----------             -----------

Cash flows from investing activities:
     Additions to building and tenant improvements                          (2,575,774)             (1,229,447)
                                                                           -----------             -----------

Cash flows from financing activities:
     Due to partners                                                           384,709                 778,888
     Mortgage paid                                                            (632,735)               (626,285)
     Deferred loan cost                                                        (61,949)                     --
     Cash distributions to partners                                                 --               (904,100)
                                                                           -----------             -----------
     Net cash used in financing activities                                    (309,975)               (751,497)
                                                                           -----------             -----------

Net increase/(decrease) in cash and cash equivalents                          (489,472)                296,159

Cash and cash equivalents at beginning of period                             1,320,368               1,077,273
                                                                           -----------             -----------

Cash and cash equivalents at end of period                                 $   830,896             $ 1,373,432
                                                                           ===========             ===========

                See accompanying notes to financial statements.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

1. General

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the "Partnership" or the "Registrant"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

     The Partnership is currently experiencing difficulties at its properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn, and is facing a severe shortage of available cash to fund its operations and required capital improvements. The Partnership will need to raise funds from additional financings and/or the sale or one or more of its properties to pay down its accounts payable and fund tenant improvements and leasing commissions that will be incurred in connection with leasing space to new tenants.

2. Rental Income

     In accordance with the Financial Accounting Standards Board Statement No. 13, "Accounting for Leases," the Partnership recognizes rental income on a straight-line basis over the fixed term of the lease period. Step rent receivables represent unbilled future rentals. The following reconciles rental income billed to rental income recognized.

                                                Three Months Ended                   Nine Months Ended
                                                    September 30                       September 30
                                             2003               2002                 2003           2002
                                          ----------         -----------         ------------    ----------
    Rental income billed                   $3,828,371         $3,902,264         $11,069,073    $11,368,707
    Step rent receivables                     174,590            142,643             359,670        217,313
                                           ----------         ----------         -----------    -----------
    Rental income recognized               $4,002,961         $4,044,907         $11,428,743    $11,586,020
                                           ==========         ==========         ===========    ===========

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

3. Leases

     Minimum future rentals under noncancellable operating leases as of September 30, 2003 are approximately as follows:

     Year ending December 31
     -----------------------

                      2003                                       $11,734,000
                      2004                                         9,602,000
                      2005                                         9,247,000
                      2006                                         6,821,000
                      2007                                         7,583,000
                      Thereafter                                  18,084,000
                                                                 -----------
                      Total                                      $63,071,000
                                                                 ===========

     In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses and real estate taxes. Escalation charges have been included in rental income. For the three and nine months ended September 30, 2003 and 2002, escalation charges amounted to $ 533,192 and $1,376,005 in 2003 and $411,804 and $1,115,907 in 2002.

     In May 2003, the Partnership received and recognized $500,000 of lease cancellation income relating to the negotiation of the early termination of a tenant lease at the New York property.

4. Transactions with General Partners and Affiliates

     Fees incurred for the three and nine months ended September 30, 2003 are:

                                               Three Months Ended                    Nine Months Ended
                                                   September 30                         September 30
                                            2003                  2002            2003               2002
                                          --------              --------        --------           --------
         Partnership management fees      $ 38,559              $ 51,836        $142,231           $166,959
         Property management fees          215,420               229,390         655,478            638,487

5. Supplemental Disclosure of Cash Flow Information

     Cash paid for interest during the nine months ended September 30, 2003 and 2002 amounted to $2,552,108 and $2,686,762, respectively.

6. Deferred Gain on Sale of Colorado Building

     On June 30, 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000 realizing a gain of approximately $5,111,000. Proceeds from the sale were used to partially pay-off the Partnership's line-of-credit loan (the "Fleet Loan") from Fleet Bank by $10,000,000.

                      CORPORATE REALTY INCOME FUND I, L.P.
                                and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

     An escrow account for $434,466 was established from the proceeds of the sale that will be released to the Partnership if and when it finds a replacement for a tenant who applied for bankruptcy protection. Recognition of gain on sale, to the extent held in such escrow, has been deferred. Through September 30, 2003, $103,333 of gain on sale has been recognized (all recorded in 2001). An agreement between the Partnership and the purchaser also calls for the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant applying for bankruptcy protection. Through September 30, 2003, disbursements aggregating approximately $283,000 (including approximately $137,000 during the nine months ended September 30, 2003) were made to the owner of the building from the escrow account in relation to such obligation. In addition, in August 2002, the Partnership recognized interest income of approximately $28,000 from the escrow account.

7. Contingencies

     In March 1999, Gdynia American Line, Inc. ("Gdynia"), a tenant who had occupied approximately 20% of the Tumi Building, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The lease was rejected in bankruptcy proceedings and the Partnership was pursuing amounts from Polish Ocean Lines, a Polish corporation owned by the Polish government and/or certain Polish institutions and organizations, who is jointly and severally obligated under this lease. On May 4, 2001, the Partnership obtained a judgment in the approximate amount of $4,389,400 against Polish Ocean Lines for amounts due under the lease. Such amount has not been recognized in the accompanying financial statements, as there can be no assurance as to the Partnership's ability to collect any of this judgment.

8. Loans Payable

     In September 2003, the Partnership extended the maturity date of the Fleet Loan to September 2004. The Partnership paid a fee of approximately $56,000 to obtain the extension. The Partnership has applied for an increase in borrowing capacity under the Fleet Loan, but the bank has yet to issue a commitment letter and there can be no assurance that the Partnership will obtain such an increase or any alternative financing.

9. Subsequent Events

     In October 2003, the Partnership received a payment in the approximate amount of $76,000, representing all funds remaining in the escrow account established from the proceeds of the sale of the Boulder, Colorado building. The payment was made to the Partnership because a replacement tenant commenced occupancy of space previously occupied by the tenant that applied for bankruptcy protection.

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

Liquidity and Capital Resources

     Registrant has continued to experience difficulties at its properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn. During December 2001, two retail tenants paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue. In addition, office tenants paying aggregate annual rents of approximately $1,200,000 vacated 475 Fifth Avenue during 2001. In 2002 and the first nine months of 2003, additional vacancies and relocations aggregating approximately 30,370 square feet of office space (with aggregate annual rents of approximately $1,147,000) occurred at 475 Fifth Avenue. In May 2003, Registrant negotiated an early termination of an office lease (an annual rent of approximately $523,000 until December 2007) in consideration of a $500,000 lease cancellation fee plus rent payments through December 2003. In addition, Registrant has commenced actions to collect rent payments with respect to an office lease for approximately 14,860 square feet (with an annual rent of approximately $452,000; the tenant and its subtenant have both vacated the space) and a retail lease for approximately 2,950 square feet (with an annual rent of approximately $403,750). In the first nine months of 2003, Registrant entered into new office leases aggregating approximately 21,822 square feet of space at an approximate annual base rent of $777,000 (after free rent periods) at its New York building. In August 2003, Registrant entered into a lease for approximately 3,500 square feet of retail space at the New York building for a term of 12 years, 9 months at an initial annual rent of $660,000.

     In addition, Registrant negotiated rent concessions of approximately $256,700 to Verizon Directories Corp. ("Verizon") at the Directory Building in Las Colinas, Texas (from January 2003 through September 2003) and $264,000 to Tumi, Inc. at the Tumi Building in South Plainfield, New Jersey (from September 2002 through August 2003) in consideration of lease extensions at those buildings. The Verizon extension also reduced annual rent payments by approximately $340,000 and required the payment of approximately $1,600,000 in tenant improvements and leasing commissions (approximately $1,000,000 of which have been paid).

     In August 2003, Registrant executed an amendment to its lease for the LightCross Building in Monterey Park, California, pursuant to which it agreed to reduce the fixed rent for the two-year period beginning September 1, 2003 by an aggregate of $250,000. The tenant, LightCross, Inc. ("LightCross") sought the rent reduction to facilitate a merger (since consummated), pursuant to which LightCross became a subsidiary of Arroyo Optics, Inc. ("Arroyo"), and a contemplated equity offering by Arroyo. In consideration of this reduction in rent, LightCross issued to Registrant a warrant to purchase, for $2,500, equity securities to be issued by Arroyo with an initial value of $250,000. Registrant has not assigned any value to this warrant. Arroyo and LightCross are dependent upon a successful equity or other financing to fund their operations beyond the first half of 2004. There is no assurance that Arroyo will be able to raise funds in amounts and/or on terms that will be adequate to support its operations. If Arroyo is not successful in raising adequate capital, LightCross would be unable to make its rent payments to Registrant. Registrant currently receives reduced annual rent of approximately $447,000 from this property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     Marathon Oil Company ("Marathon"), the tenant occupying approximately 65,700 square feet of space in the Marathon Oil Building in Oklahoma City, Oklahoma, has informed Registrant that it intends, early in 2004, to vacate all but approximately 7,000 square feet of such space in the building. Registrant will receive an early termination payment from Marathon of approximately $700,000, but the building will then be approximately 81% vacant. Marathon currently pays annual rent of approximately $793,000.

     The loss of rental payments from these terminated and amended leases at its buildings and the tenant improvement allowances that Registrant expects to pay to secure replacement tenants have placed, and will continue to place, demands on Registrant's liquidity and capital resources.

     Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. The level of capital improvements has decreased significantly in 2002 and 2003 owing to sluggish leasing activity, particularly at 475 Fifth Avenue, and the constraints imposed by Registrant's available cash. During the nine months ended September 30, 2003, Registrant funded approximately $2,576,000 of building and tenant improvements in New York and Texas (San Antonio and Las Colinas). Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,900,000) and Alamo Towers (estimated at $4,500,000). These additional capital improvements are expected to be made over several years. Registrant's limited available cash to fund tenant improvements and leasing commissions may compromise its ability to lease vacant space. Registrant will be largely dependent upon improved real estate operations and sales and/or refinancing of one or more of its properties to fund tenant and capital improvements and leasing commissions.

     At September 30, 2003, Registrant had cash and receivables of approximately $941,000 as contrasted to accounts payable and accrued expenses of approximately $5,418,000 and amounts due to general partners of approximately $1,385,000. During the nine months ended September 30, 2003, Registrant's accounts payable and accrued expenses increased by approximately $2,641,000 and the General Partners deferred receipt of approximately $385,000 of fees. The effect of these deferrals of payables is to temporarily increase the amount of Registrant's cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases. There can be no assurance that such accruals and deferrals can or will continue in the future.

     Registrant is facing a severe shortage of available cash to fund its operations and required capital improvements. Certain of Registrant's buildings have had liens filed against them for unpaid services, including liens in the aggregate initial amount of approximately $239,000 at the New York building and $460,000 at the Las Colinas, Texas property. Registrant needs to raise funds from additional financings and/or the sale of one or more properties to release these liens, pay down accounts payable, and fund tenant improvements and leasing commissions for new tenants. Registrant's ability to improve operating results or resume distributions to Unitholders is dependent upon its success in locating tenants to lease vacant space and its ability to pay for the tenant improvements and leasing commissions associated with any such new tenants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     Registrant has a line-of-credit loan (the "Fleet Loan"), secured by all of its properties except the New York building, but the borrowing capacity under this loan is effectively exhausted. Registrant extended the maturity date of the Fleet Loan to September 30, 2004, for which it paid an extension fee of approximately $56,000. Registrant has also applied for an increase in the borrowing capacity under the Fleet Loan, but has yet to receive a commitment letter from the bank. Even if Registrant receives such a commitment, it may be conditioned, among other things, on compliance with certain existing financial covenants, such as maintaining a liquid net worth greater than or equal to $1,000,000 (Registrant only had approximately $889,000 as of September 30, 2003) and total liabilities not greater than 60% of appraised values (it was 66% at September 30, 2003, based upon new appraisals obtained by Fleet Bank in connection with its consideration of Registrant's application for an increase in borrowing capacity). Should Registrant be unable to obtain an increase in its credit line under the Fleet Loan, Registrant will need to seek other financing sources. Whether or not it obtains an increase in the Fleet Loan, Registrant anticipates selling one or more of its properties and/or obtaining other financing to augment its available resources to fund tenant improvements, leasing commissions, and other capital requirements. There is no assurance as to Registrant's ability to obtain any such financings or to sell any of its properties, or the terms of any such transactions.

     Registrant also has a mortgage loan secured by its New York property (the "475 Loan"), but it does not have any unused borrowing capacity under the 475 Loan other than a small replacement reserve (currently approximately $8,000) to fund certain improvements at 475 Fifth Avenue.

     In October 2003, 475 Fifth Avenue Limited Partnership, the wholly-owned subsidiary of Registrant that owns the New York building, organized a subsidiary corporation (475 Fifth Avenue Management Corporation) to assume management of the New York building in place of a third-party company. By moving management into this subsidiary, Registrant anticipates realizing annual savings of approximately $100,000.

     In June 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds, the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building. In 2001, Registrant recognized approximately $103,000 of the amount held in escrow. An agreement between the Partnership and the purchaser required the Partnership to indemnify the purchaser for the nonpayment of rent by the tenant. Through September 30, 2003, disbursements aggregating approximately $283,000 were made to the owner of the building from the escrow account in relation to such obligation (including approximately $137,000 during the nine months ended September 30, 2003). In addition, in August 2002, the Partnership recognized interest income of approximately $28,000 from the escrow account. In October 2003, Registrant received a payment in the approximate amount of $76,000, representing all funds remaining in the escrow account. The payment was made because a replacement tenant commenced occupancy of space previously occupied by a tenant that applied for bankruptcy protection.

     In March 1999, Gdynia America Line, Inc., which leased approximately 20% of the Tumi Building pursuant to a lease expiring in May 2007, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation partially owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgment in the approximate amount of $618,600 against Polish Ocean Lines for amounts then due under the lease. On May 4, 2001, the amount of such judgment was increased to approximately $4,389,400. The amount of this judgment has not been recognized in the accompanying financial statements, as there can be no assurance as to the Registrant's ability to collect any of its judgment against Polish Ocean Lines. All but approximately 5,000 square feet of this space in the Tumi Building remains vacant.

     Registrant was forced to suspend distributions for each of the four quarters of 2002 and the first three quarters of 2003. The level of distributions in the future will be dependent upon Registrant's ability to increase its operating income, which will entail numerous factors, including securing replacement tenants at 475 Fifth Avenue and the Marathon Building and funding additional tenant and capital improvements from the proceeds of additional borrowings and/or the sale of one or more of Registrant's properties. Registrant cannot yet estimate when it will resume distributions to Unitholders. There is no assurance as to the level of any resumed distributions or the date of any such resumption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     Registrant has used working capital reserves provided from loan proceeds and any cash from operations as its primary source of liquidity. Registrant generally intends to distribute its available cash from operations to Unitholders. However, such distributions are subject to suspension (as is presently the case) or reduction to meet capital requirements and are also limited by the Fleet Loan agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of rent and step rent receivables.

Results of Operations

Nine Months Ended September 30, 2003 versus 2002

     Rental income in 2003 decreased by 1.4% from 2002, primarily as a result of rent concessions granted to tenants in consideration of lease renewals and extensions at the New Jersey and Las Colinas, Texas properties and a reduction in rent payments from the Las Colinas, Texas tenant. In the nine months ended September 30, 2003, Registrant received and recognized lease cancellation income in the amount of $500,000 from an office tenant that will vacate the New York property at the end of 2003; there was no such income in the comparable period of 2002. Interest and other income decreased by 50.2% in 2003 from 2002 primarily because of lower cash balances invested at lower interest rates, the loss of antennae lease payments from a bankrupt company at the San Antonio building, and the recognition in 2002 of interest income from an escrow account related to the sale of the Boulder, Colorado property.

     Interest expense decreased by 5.6% in 2003 both because of slightly smaller loan balances and the lowering of variable interest rates. Depreciation increased by 4.8% in 2003 from 2002 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. Amortization increased by 10.7% in 2003 because of the write-off of leasing commissions and leasing legal fees for certain New York tenants. Property operating costs increased by 5.3% in 2003 primarily as a result of increases in property taxes and insurance in the New York property, offset by the partial reversal of an accrued expense that was settled at a lower amount. The 75.7% increase in bad debt expense primarily reflects higher tenant balances at the New York property deemed doubtful of collection. General and administrative expenses decreased by 2.8% from 2002 to 2003 primarily because of decreased tax reporting costs in 2003.

     As a result of the foregoing, Registrant's net loss from real estate operations for the nine months ended September 30, 2003 increased by 21.1% from the comparable period in 2002. The increase in Registrant's loss from real estate operations was primarily attributable to the increases in property operating costs and bad debt expenses.

Three Months Ended September 30, 2003 versus 2002

     Rental income in 2003 decreased by 1.0% from 2002, primarily as a result of rent concessions granted to tenants in consideration of lease renewals and extensions at the New Jersey and Las Colinas, Texas properties and a reduction in rent payments from the Las Colinas, Texas tenant. Interest and other income decreased by 68.1% in 2003 from 2002 primarily because of lower cash balances invested at lower interest rates, the loss of antennae lease payments from a bankrupt company at the San Antonio building, and the recognition in 2002 of interest income from an escrow account related to the sale of the Boulder, Colorado property.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

     Interest expense decreased by 7.4% in 2003 both because of lower loan balances and lower variable interest rates. Depreciation increased by 4.8% in 2003 from 2002 as a result of the depreciation of building and tenant improvements completed at the New York and San Antonio properties. Amortization increased by 32.3% in 2003 because of the write-off of leasing commissions and leasing legal fees for certain New York tenants. Property operating costs increased by 2.6% in 2003 primarily as a result of increases in property taxes and insurance in the New York property. Management fees decreased by 9.7% in 2003 from 2002 due to the decrease in rental income. Bad debt expenses increased by 68.5% from 2002 to 2003 primarily because of higher tenant balances at the New York property deemed doubtful of collection. General and administrative expenses decreased by 9.1% from 2002 to 2003 primarily because of decreased tax reporting costs in 2003.

     As a result, Registrant's net loss from real estate operations for the three months ended September 30, 2003 increased by 46.6% from the comparable period in 2002. The increase in Registrant's loss from real estate operations was attributable to the decreases in rental and other income and increases in property operating and bad debt expenses and the write-off of certain leasing commissions and leasing legal fees from New York tenants.

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

     Valuation of Properties Held for Use and Sale

     On a quarterly basis, management reviews the carrying value of its properties. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell. For the year ended December 31, 2002 and the nine months ended September 30, 2003, no impairment losses were recognized.

     Bad Debts

     Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries. As of September 30, 2003, Registrant maintained an allowance for doubtful accounts of approximately $779,193. If the financial condition of Registrant's tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant obtained the 475 Loan, a fixed rate debt instrument, to manage its exposure to fluctuations in market interest rates. Registrant previously obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties. As of September 30, 2003, Registrant had approximately $23,380,000 of outstanding debt subject to variable rates (approximately 43% of outstanding debt) and approximately $31,028,000 of fixed rate indebtedness (approximately 57% of outstanding debt). The average interest rate on Registrant's debt decreased from 6.33% at December 31, 2002 to 6.05% at September 30, 2003. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for previously outstanding debt instruments or for speculative or trading purposes.

     A change of 1% in the index rate to which Registrant's variable rate debt is tied would change the annual interest incurred by Registrant by approximately $234,000, based upon the balances outstanding on variable rate instruments at September 30, 2003.

Item 4. Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

     Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to us, including our consolidated subsidiaries, that is required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     During the quarter ended September 30, 2003, there have not been any significant changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

                                        CORPORATE REALTY INCOME FUND I, L.P.
                                          (Registrant)

                                        By: 1345 REALTY CORPORATION,
                                            Corporate General Partner

Date: November 18, 2003                 By: /s/ Robert F. Gossett, Jr.
                                            --------------------------
                                            Robert F. Gossett, Jr., President


Date: November 18, 2003                 By: /s/ Pauline G. Gossett
                                            ----------------------
                                            Pauline G. Gossett, Secretary