Form 10-K
period 2003-12-31
CORPORATE REALTY INCOME FUND I L P
filed 2005-07-12
CIK 785898

OMB APPROVAL
OMB Number: 3235-0063
Expires: July 31, 2006
Estimated average burden
hours per response..1,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 0-15796

CORPORATE REALTY INCOME FUND I, L. P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3311993

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

475 Fifth Avenue, New York, NY	10017

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:     212-696-0701

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not Applicable

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

Yes ☐	No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$24,854,511.

Documents Incorporated by Reference in this Form 10-K

          None.

CORPORATE REALTY INCOME FUND I, L. P.

Annual Report on Form 10-K

December 31, 2003

ii

PART I

Item 1.	Business.

General

          Corporate Realty Income Fund I, L.P. (“Registrant”) is a Delaware limited partnership organized on November 25, 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act.  The general partners of Registrant are 1345 Realty Corporation, a Delaware corporation (the “Corporate General Partner”), and Robert F. Gossett, Jr. (the “Individual General Partner”) (collectively, the “General Partners”).  The limited partners of Registrant are hereinafter collectively referred to as the “Limited Partners.”

          Registrant organized two subsidiaries in March 1999 in connection with the financing of its property at 475 Fifth Avenue, New York, New York.  One subsidiary, 475 Fifth Avenue Limited Partnership (the “Subsidiary Partnership”), a Delaware limited partnership, owns 475 Fifth Avenue.  The other subsidiary, 475 Fifth-GP, Inc. (the “Subsidiary Corporation”), a Delaware corporation, is the sole general partner of the Subsidiary Partnership.  Registrant is the sole limited partner of the Subsidiary Partnership, with a 99% interest in all items of income, gain, loss, and deduction, and the sole shareholder of the Subsidiary Corporation.

          In October 2003, Registrant organized an indirect wholly-owned subsidiary to manage its New York property.  This newly organized subsidiary, 475 Fifth Avenue Management Corporation (the “Management Corporation”), a New York corporation, is a direct wholly-owned subsidiary of the Subsidiary Partnership.

          On March 26, 1986, Registrant commenced an offering (the “Offering”) of $80,000,000 of depositary units of limited partnership interest (the “Units”).  Registrant terminated the Offering in September 1987, having issued 3,200,000 Units ($80,000,000) and received net proceeds from the Offering (after deduction for organization and offering expenses of $5,948,103) aggregating $74,051,897.  Since the Offering, Registrant has invested aggregate funds in excess of $100,000,000 (including $40,000,000 of financing proceeds) in acquiring and improving its properties, which currently number four.  In October 2004, Registrant sold a fifth property, the Directory Building located in Las Colinas, Texas, as described below.  In April 2005, Registrant sold a sixth property, the Tumi Building located in South Plainfield, New Jersey, as described below.

          Registrant’s business consists of owning and leasing to others the properties described in Item 2 below. Registrant’s properties are leveraged as described below.

          Rental revenue from the following tenant at Registrant’s properties each accounted for more than 10% of Registrant’s total rental revenue for each of the years ended December 31, 2001, 2002, and 2003:

a.	For 2001, GTE Directories Corporation (“GTE”) as tenant in the Directory Building (20%).

b.	For 2002, Verizon Directories Corp. (“Verizon”), a successor to GTE, as tenant in the Directory Building (20%).

c.	For 2003, Verizon as tenant in the Directory Building (18%).

Directory Building

          On October 18, 2004, Registrant sold the land, building and other improvements, leases, rents, security deposits, and other rights and property known as the Directory Building situated in Las Colinas, Texas to FSP 5601 Executive Drive Limited Partnership (“Directory Purchaser”).  There is no material relationship, other than in respect of the sale of the Directory Building, between Directory Purchaser and Registrant or any of Registrant’s affiliates, general partners, officers or directors of such general partners, or any associate of such general partners, officers, or directors.

          Registrant owned fee title to the Directory Building and its 6.67 acres of underlying land, subject to the lien of a first mortgage line-of-credit loan (the “Fleet Loan”) from Fleet National Bank (“Fleet”), a Bank of America company.  The Directory Building was built in 1982 and contains approximately 152,100 net rentable square feet.

          The building is 100% leased to Verizon Directories Corp. (“Verizon”).  Verizon had the right to buy out the lease (“Verizon Early Termination Right”) after December 31, 2005 upon payment to Registrant of a penalty equal to the unamortized portion (approximately $960,000) of tenant improvements, leasing commissions, and rent concessions funded by Registrant in connection with the most recent extension of the lease.

          The sale price paid by Directory Purchaser for the Directory Building was $16,100,000 (the “Directory Purchase Price”).  The Directory Purchase Price was paid in immediately available U.S. funds at the closing of the purchase and sale (the “Directory Closing”).  In connection with the sale of the Directory Building, Verizon waived the Verizon Early Termination Right upon payment by Registrant of a rent refund in the approximate amount of $247,000.  By obtaining Verizon’s waiver, Registrant received the entire Directory Purchase Price, net of closing adjustments and expenses, at the Directory Closing; without this waiver, $2,500,000 of the Directory Purchase Price would have been withheld pending Verizon’s determination as to whether it would exercise the Verizon Early Termination Right.

          At the Directory Closing, Directory Purchaser released Registrant from and waived all claims and liability which Directory Purchaser may have against Registrant for any structural, physical and environmental condition of the Directory Building including, without limitation, the presence, discovery, or removal of any hazardous materials in, at, about, or under the Directory Building.

          Registrant paid sales commissions to third parties aggregating $241,500 in connection with the sale of the Directory Building to Directory Purchaser.  Registrant also paid or incurred operating adjustments, escrow fees, and title charges aggregating approximately $226,000 in connection with the sale of the Directory Building.  At Directory Closing, Registrant also paid outstanding leasing commissions payable under the Verizon lease of approximately $244,000 and other outstanding accounts payable attributable to this property in the approximate amount of $63,000.  Registrant also paid to the title company an aggregate of approximately $449,000 with respect to real estate taxes, of which approximately $100,000 was returned to Registrant in October 2004.

          At Directory Closing, Registrant paid down the Fleet Loan by $13,000,000 so that, after all costs, expenses, and payments, Registrant received net proceeds aggregating approximately $1,730,000 from the sale of the Directory Building.  Registrant has used such proceeds to augment working capital, including the funding of tenant improvements at its properties and reducing accounts payable and accrued expenses.

          Registrant acquired the Directory Building in October 1986 for a purchase price of approximately $24,580,000, inclusive of acquisition fees.  At December 31, 2003, the Directory Building had a book value of approximately $15,542,000, net of accumulated depreciation and an impairment write-down of approximately $1,895,000 to reduce the carrying amount of the Directory Building to fair value, less costs of sale, at December 31, 2003.

Tumi Building

          On April 25, 2005, Registrant sold the land, building and other improvements, leases, rents, security deposits, and other rights and property known as the Tumi Building situated in South Plainfield, New Jersey to Vision Systems Group, Inc (“Tumi Purchaser”).  There is no material relationship, other than in respect of the sale of the Tumi Building, between Tumi Purchaser and Registrant or any of Registrant’s affiliates, general partners, officers or directors of such general partners, or any associate of such general partners, officers, or directors.

          Registrant owned fee title to the Tumi Building and its five acres of underlying land, subject to the lien of the Fleet Loan.  The Tumi Building was built in 1986 and contains approximately 107,900 net rentable square feet.

          As of April 25, 2005, the property was approximately 85.2% leased, with 45,700 square feet leased to Tumi, Inc. (at a current rent of $16.00 per square foot for an initial term expiring in January 2011) and the remainder at an average current rent of approximately $19.46 per square foot.  Such other leases expire in October 2005 (approximately 9,980 square feet), June 2008 (approximately 23,540 square feet), November 2008 (approximately 6,110 square feet), and November 2009 (approximately 6,600 square feet).  Registrant also has entered into a lease through November 2005 with AT&T Wireless PCS, LLC, to permit installation and operation of a cellular telephone tower on the roof of the Tumi Building, at an annual rental of $19,800.

          On March 9, 1999, Gdynia America Line, Inc., a tenant occupying approximately 21,650 square feet (20.3%) in the Tumi Building filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation partially owned by the Polish Government, is jointly and severally obligated under this lease.  On or about April 30, 1999, the lease, with a term expiring in May 2007 and annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgment in an action in the Superior Court of New Jersey Law Division; Middlesex County against Polish Ocean Lines in the approximate amount of $618,600.   On May 4, 2001, the amount of this judgment was increased to approximately $4,389,400.  Registrant is pursuing enforcement of its judgment in Poland and on November 29, 2004, the Supreme Court of Poland announced its ruling recognizing enforceability of a New Jersey judgment in Poland.  The Polish Supreme Court has sent the matter back to a lower court to determine enforceability of Registrant’s judgment in light of the Supreme Court’s ruling.  Despite this favorable ruling, there can be no assurance as to Registrant’s ability to collect any of the judgment against Polish Ocean Lines.  Approximately 11,130 square feet of this space in the Tumi Building remains vacant.  The sale of the Tumi Building did not include Registrant’s judgment against Polish Ocean Lines or any rights Registrant may have or hereafter acquire with respect to its litigation against Polish Ocean Lines.

          The sale price paid by Purchaser for the Tumi Building was $9,750,000 (the “Tumi Purchase Price”).  The Tumi Purchase Price was paid payable in immediately available U.S. funds at the closing of the purchase and sale (the “Tumi Closing”).  Pursuant to an amendment to the Purchase and Sale Agreement, Registrant granted Tumi Purchaser a credit against the Tumi Purchase Price in the amount of $310,000, in exchange for which Registrant’s obligation to renovate the building lobby was discharged.

          At the Tumi Closing, Tumi Purchaser released Registrant from and waived all claims and liability which Tumi Purchaser may have against Registrant for any structural, physical and environmental condition of the Tumi Building including, without limitation, the presence, discovery, or removal of any hazardous materials in, at, about, or under the Tumi Building.

          Registrant paid sales commissions to third parties aggregating $283,200 in connection with the sale of the Tumi Building to Tumi Purchaser.  Registrant also paid transfer taxes and recording fees aggregating approximately $115,600 in connection with a sale of the Tumi Building.  At Tumi Closing, Registrant also paid outstanding real estate taxes and leasing commissions related to the Tumi Building of approximately $295,300 and $40,400, respectively.

          At Tumi Closing, Registrant was obligated to pay down the Fleet Loan by $6,517,500 (the “Tumi Paydown Proceeds”).  Registrant invested the Tumi Paydown Proceeds with Fleet Bank on terms that paid down the Fleet Loan on May 10, 2005.  After the paydown of the Fleet Loan and all other costs, expenses, and payments, Registrant received net proceeds aggregating approximately $2,188,000 from the sale of the Tumi Building.  Registrant intends to use such proceeds to augment working capital, including the funding of tenant improvements at its properties and reducing accounts payable and accrued expenses.

          Registrant acquired the Tumi Building in December 1986 for a purchase price of approximately $16,473,000, inclusive of acquisition fees.  At December 31, 2003, the Tumi Building had a book value of approximately $8,987,000, net of accumulated depreciation and a write-down of $2,635,000 to reduce the carrying amount of the Tumi Building to fair value, less costs of sale, at December 31, 2003.

475 Fifth Avenue Loan

          On August 9, 1999, the Subsidiary Partnership obtained a first mortgage loan (the “475 Loan”) from Heller Financial, Inc. (“Heller”) in the amount of $32,000,000.   On such date, Registrant paid down approximately $23,381,000 of the Fleet Loan (see “Fleet Bank Loan” below) to release the lien of the Fleet Loan from 475 Fifth Avenue and subject the property to the lien of the 475 Loan.  The balance of proceeds borrowed by the Subsidiary Partnership from Heller after payment of loan broker fees and costs of approximately $329,000 and other closing costs of approximately $505,000, were used to provide cash to fund capital improvements and leasing costs at 475 Fifth Avenue and to augment working capital.  As of July 5, 2005, the outstanding principal balance of the 475 Loan was approximately $30,488,000.  Although, as of July 5, 2005, Registrant was current in payments under the 475 Loan, it has been in arrears by as much as approximately $482,000 (two months) under that loan.  The holder of the 475 Loan has never declared a default or imposed a default rate of interest under that loan.

          The 475 Loan is evidenced by a Consolidated and Restated Promissory Note, a Mortgage Consolidation, Assignment of Rents, Security Agreement and Fixture Filing, and a Hazardous Substance Indemnification Agreement (collectively, the “475 Loan Agreements”).

          The 475 Loan matures on September 1, 2009 and bears interest at a rate of 8.27% per annum.  The 475 Loan requires monthly payments of interest plus principal payments based on a 30-year amortization schedule.  The monthly payments amount to $240,855.

          The Subsidiary Partnership may prepay the 475 Loan, in full but not in part, on the first day of any calendar month and upon at least 30 days’ prior written notice, upon payment of all accrued and unpaid interest and any fees and costs, together with an additional payment equal to the greater of (i) an amount equal to one percent (1%) of the then outstanding principal amount or (ii) a yield maintenance amount equal to the present value of a series of monthly amounts assumed to be paid from the date of prepayment through the maturity date of the 475 Loan.  The yield maintenance amount preserves for the holder of the 475 Loan Agreements (the “Holder”) a fixed yield tied to a United States Treasury obligation with a term equal to that remaining on the 475 Loan on the date of prepayment.

          Any payments not received by the Holder within 10 days after the due date will incur a late charge equal to five percent (5%) of the amount of such payment.  Overdue amounts, whether at maturity, by acceleration, or otherwise will bear interest at a rate equal to five percent (5%) above the otherwise applicable interest rate.

          The 475 Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on 475 Fifth Avenue, including the improvements, machinery, equipment, mechanical systems, personal property, management contracts, permits, certificates, licenses, agreements, trademarks, trade names, books and records, and any monies on deposit with or for the benefit of the Holder relating to this property.  This loan also is secured by an assignment of Registrant’s management agreement with the Subsidiary Partnership.

          Heller sold the 475 Loan pursuant to a mortgage-backed securitized plan as of February 10, 2000.  The 475 Loan is currently serviced by Midland Loan Services.

          The 475 Loan currently has three separate reserves:

          1.          The first, a property tax escrow, requires monthly payments sufficient to enable all real estate taxes against 475 Fifth Avenue to be paid before they become due and payable.  The property tax reserve has a balance of approximately $294,000 as of July 5, 2005;

          2.          The second, a replacement reserve, was funded with $200,000 of the proceeds of the 475 Loan.  This reserve is to be utilized to fund capital improvements reasonably approved in advance by Heller.  The replacement reserve accrues interest for the Subsidiary Partnership’s benefit at a “non-personal money market rate.”  If the balance of this reserve falls below $200,000, the Subsidiary Partnership must make monthly deposits of $4,000 until the balance of the replacement reserve equals $200,000.  In August 2003, the Subsidiary Partnership withdrew approximately $202,800 from the replacement reserve to fund capital improvements at 475 Fifth Avenue.  In June 2005, the Subsidiary Partnership withdrew an additional sum of $80,000 from this reserve.  As of July 5, 2005, the balance in this account was approximately $8,000;

          3.          The third, a repair reserve, was funded with $1,967,000 of the proceeds of the 475 Loan and combined with an additional repair reserve of $533,000.  This reserve is utilized to fund capital improvements determined in the Subsidiary Partnership’s sole discretion.  The capital improvements reserve accrues interest for the Subsidiary Partnership’s benefit at a “non-personal money market rate.”  As of July 5, 2005 the Subsidiary Partnership had funded capital improvements aggregating approximately $2,633,000 from the repair reserve and the balance in this account was approximately $295.

          The 475 Loan Agreements require the Holder’s prior written consent to the execution or material modification or amendment of any lease of 15,000 or more rentable square feet at 475 Fifth Avenue.

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

Fleet Bank Loan

          Registrant’s properties, other than 475 Fifth Avenue, are subject to the lien of the Fleet Loan.  On August 9, 1999, the Fleet Loan was divided into the following two notes:  a note in the amount of $22,594,880 and secured by a mortgage on 475 Fifth Avenue, which note was repaid in full to Fleet and which mortgage was consolidated with and into Heller’s mortgage on that property; and, a note in the amount of $26,405,120 and secured by Registrant’s other properties (then numbering five).  On October 12, 2000 Registrant entered into an Amended and Restated Loan Agreement providing for maximum gross borrowings of $25,000,000.  During 2000 and 2001, Registrant obtained aggregate advances of approximately $24,941,440 under the amended Fleet Loan, which included the outstanding balance of approximately $13,141,440 under the Fleet Loan immediately prior to the amendment.  On October 18, 2004, Registrant paid down the Fleet Loan by $13,000,000 from the proceeds of the sale of the Directory Building.  On April 25, 2005, Registrant was required to pay down the Fleet Loan by $6,517,500 with proceeds from the sale of the Tumi Building.  To avoid breaking a 30-day LIBOR contract prior to its maturity on May 10, 2005, Registrant invested the Tumi Paydown Proceeds with Fleet Bank pursuant to an interest-bearing instrument that paid down the Fleet Loan by approximately $6,524,000 on May 10, 2005.  As of June 10, 2005, the outstanding principal balance of the Fleet Loan was approximately $3,111,000.

          The Fleet Loan is evidenced by an Amended and Restated Promissory Note, an Amended and Restated Loan Agreement, and an Environmental Compliance and Indemnification Agreement (collectively, the “Fleet Loan Agreements”).  The Fleet Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on and from each of Registrant’s properties, other than 475 Fifth Avenue, including the improvements, equipment, furnishings, proceeds, books and records, and all payments related thereto, which consists of the following three properties:  the LightCross Building (formerly the Monterey Park Building); the Mercury Insurance Group Building (formerly the Marathon Oil Building); and the Alamo Towers.

          The Fleet Loan had an initial maturity date of September 30, 2003.  Registrant exercised one-year extension options in September 2003 and September 2004, so that the maturity date has been extended to September 30, 2005.  Registrant paid extension fees in the approximate amount of $55,950 and $24,440 in September 2003 and September 2004, respectively.  As discussed above, Registrant sold the Directory Building in Las Colinas, Texas in October 2004.  Fleet accepted $13,000,000 of proceeds from the sale of the Directory Building as a pay down of the outstanding balance of the Fleet Loan.  As discussed above, Registrant sold the Tumi Building in South Plainfield, New Jersey in April 2005.  Registrant utilized net sales proceeds from the Tumi Building to pay down the Fleet Loan by approximately $6,524,000.  Registrant is seeking to further extend or refinance the Fleet Loan.  On June 6, 2005, Registrant executed an Expression of Interest (the “Expression of Interest”) with a financial institution pursuant to which Registrant is seeking a loan increase and extension of the Fleet Loan.  There is no assurance that Registrant will obtain any such financing from any lender or the terms and conditions of any such financing.  If Registrant is unable to obtain financing on acceptable terms, it would seek to sell one or more of its remaining properties.

          The Fleet Loan bears interest on each advance of funds from the date of such advance at Fleet’s Prime Rate, plus one-half percent (0.5%) per annum or, if Registrant so chooses, at the LIBOR rate (offered rates for Eurodollar deposits) (any such rate, a “Fixed Rate”), plus two percent (2.0%) per annum.  The Prime Rate is the rate announced from time to time by Fleet as a means of pricing some of its loans to customers (not necessarily the lowest rate actually charged to any customer class or category).  Registrant may elect to pay interest based on a Fixed Rate on the whole or a portion of the outstanding principal amount, upon notice to Fleet, but only in amounts of at least $1,000,000 and in additional integral multiples of $100,000.  The Prime Rate as of July 5, 2005 was 6.25% (interest using this rate would be at 6.75%) and the 30-day Fixed Rate as of June 10, 2005 was 3.19% (interest using this rate would be at 5.19%).  The entire aggregate outstanding balance of the Fleet Loan as of June 10, 2005 bears interest at the rate of 5.19%.

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

          The Fleet Loan Agreements contain continuing covenants regarding Registrant’s financial condition and the conduct of its operations. Registrant’s debt service coverage ratio (the ratio of projected net income from operations of Registrant’s properties, adjusted for depreciation, amortization, fees paid to the General Partners, and step rent receivables, to projected loan amortization payments) cannot be less than 1.50 to 1.0 and its loan to value ratio (the ratio of the outstanding principal balance of the Fleet Loan to the appraised value of the secured properties) cannot exceed fifty-five percent (55%).  As of December 31, 2003, Registrant was in compliance with the debt service coverage ratio and loan to value ratio covenants under the Fleet Loan.  In addition, Registrant must maintain a liquid net worth (cash, short-term investments, and marketable securities)

of at least $1,000,000 and its total liabilities may not exceed sixty percent (60%) of the appraised value of the secured properties. As of December 31, 2003, Registrant was not in compliance with the liquid net worth (only $691,541 instead of $1,000,000) and total liabilities to appraised value (only 62% instead of not greater than 60%) covenants under the Fleet Loan.  At December 31, 2004, adjusting for the sale of the Directory Building and the resulting pay down of the Fleet Loan, Registrant was in compliance with all of such financial covenants except for the liquid net worth covenant.  The Fleet Loan Agreements also provide that Registrant may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization and write-off of step rent receivables.  Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the period from and including January 1, 2001 through the date as of which compliance is tested.  As of December 31, 2003 and 2004, Registrant was in compliance with the cash distribution covenant.  Registrant must also obtain Fleet’s consent, not to be unreasonably withheld or delayed, to any lease of 10,000 or more rentable square feet.

          Fleet’s mortgage lien against any of Registrant’s secured properties will be released only upon payment of an amount equal to 110% of the loan amount allocated to such property (or 100% of the gross sales price or principal amount of refinancing, if greater, for Alamo Towers).  In addition, such lien will be released only if Registrant’s remaining properties satisfy the debt service coverage ratio and loan to value ratio.

          Upon the occurrence of an event of default under the Fleet Loan Agreements (which includes the failure to make any payment within 10 days of the due date thereof and a failure to comply with its financial covenants which continues for 30 days), Fleet may enforce one or more of its remedies, including the right to (i) declare all principal and interest on the Fleet Loan to be due and payable immediately, (ii) require any or all of Registrant’s secured properties (including all equipment, fixtures, agreements, and other rights and interests relating thereto) to be sold at auction to the highest bidder, and (iii) collect any and all rents from the properties.

          Registrant has also agreed to indemnify and hold harmless Fleet and its officers, directors, employees, agents, representatives, contractors and subcontractors, and their respective successors and assigns from and against any and all claims, liability, costs, and expenses arising out of the presence and/or clean-up of hazardous materials on or affecting Registrant’s secured properties.

          Registrant is seeking to further extend or refinance the Fleet Loan.  At Registrant’s request, a financial institution issued the Expression of Interest, pursuant to which Registrant seeks credit approval for the current outstanding loan amount (approximately $3,111,000) plus a $3,000,000 loan increase over a new 24-month term.  The proposed loan, which would be secured by all of Registrant’s properties except for 475 Fifth Avenue, would include terms and conditions that are substantially similar to the Fleet Loan, including interest rates and payment obligations and the following terms: loan proceeds to be used to fund tenant improvements, leasing commissions, and capital improvements at Registrant’s properties and not for distribution to Unitholders or partners; conditions for release of the mortgage lien upon a sale of any of Registrant’s secured properties; environmental indemnity; Registrant to pay the lender a loan fee based upon the amount of the loan; Registrant to pay for a lender’s title insurance policy, an appraisal of each of the secured properties, and all of the lender’s out-of-pocket fees, expenses, costs, and charges incurred in connection with the proposed loan; and Registrant will be subject to covenants as to debt service coverage ratio, loan to value ratio, unencumbered and unrestricted cash liquidity, and distributions to partners.  On June 6, 2005, Registrant executed the Expression of Interest and returned it to the financial institution together with payment in the amount of $25,000, to be applied towards the lender’s legal, appraisal, environmental audit, title, engineering, and other due diligence expenses in connection with the proposed financing.  The Expression of Interest is not a commitment on the part of the financial institution to provide financing or even to continue discussions concerning providing financing.  Should the financial institution issue such a commitment, it will be subject to underwriting, due diligence, and formal credit approval by the lender.  There is no assurance that Registrant will obtain any such financing or the terms and conditions of any such financing.

Financing Policies

          Registrant’s original intention was to maintain a loan to value ratio of 50%, whereby Registrant’s total borrowings would approximate 50% of the sum of (i) the appraised values of its existing properties plus (ii) the purchase price of any additional properties acquired by Registrant.  Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties.  As of December 31, 2003, Registrant had a loan to appraised value ratio of approximately 55.7%.  The partial pay downs of the Fleet Loan with proceeds from the sales of the Directory Building and the Tumi Building reduced the loan to value ratio to approximately 44.5%.

          The Fleet Loan and the 475 Loan enabled Registrant to acquire and improve properties, but have increased the risk of loss on its properties.  Registrant has exhausted its borrowing capacity under those loans and must now rely on the sale of one or more of its properties to fund further tenant improvements and capital improvements at its properties, particularly 475 Fifth Avenue, the Mercury Insurance Building, and the Alamo Towers.  To this end, Registrant sold the Directory Building in October 2004 and the Tumi Building in April 2005.  To be profitable, Registrant’s properties must generate cash flow in amounts sufficient to not only cover operating expenses but also to pay all financing costs.

          Registrant’s objectives in making its investments continue to be to (i) preserve and protect Registrant’s capital; (ii) provide long term capital appreciation, generating long term capital gains for federal income tax purposes upon sale of the properties; (iii) build up equity through the reduction of mortgage loans encumbering the properties; and (iv) provide cash distributions from operations which may be partially tax-sheltered.  To date, Registrant has had limited success in realizing these goals and there is no assurance that these objectives will be achieved in the future.

Competition

          The LightCross Building is fully leased to a single tenant on a net lease or substantially equivalent basis and does not face competition from other properties during the term of such lease. However, upon termination of this lease, and for any of Registrant’s other properties, Registrant does, and will continue to, compete with other properties for tenants.  Depending upon market conditions and occupancy rates at the time and place of any vacancies in Registrant’s properties, there is currently and there may be, in the future, intense competition in obtaining tenants to fill such vacancies.  Furthermore, such competition has resulted and may result, because of reduced rental rates and required concessions to tenants, in decreases in the rental revenue received by Registrant and capital outlays necessary to fund tenant improvements.  See Item 2 - “Properties” for a discussion of market conditions in the areas in which Registrant currently competes for tenants.

Employees

          Registrant currently employs 17 persons (2 of whom are part-time employees).  The business of Registrant is managed by the General Partners.  See Item 10 - “Directors and Executive Officers of the Registrant” and Item 13 - “Certain Relationships and Related Transactions.”

Item 2.	Properties.

LightCross Building
(formerly Monterey Park Building)

          On July 10, 1986, Registrant acquired the LightCross Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees.  Registrant owns fee title to the LightCross Building and its 90,000 square feet of underlying land, subject to the lien of the Fleet Loan (See Item 1. - “Business-Fleet Bank Loan”).  The property was built in 1985 and contains 22,250 net rentable square feet.  The property had been a unique combination of office space (approximately 71%) and warehouse space, but the building was reconfigured in 2001 solely for use as office, design and development space for use pursuant to a net lease for the entire premises.

          The building is 100% leased to Kotura, Inc. (“Kotura”), a successor by merger to the tenant, LightCross, Inc. (“LightCross”), pursuant to a lease dated as of November 17, 2000.  The initial term of the lease is ten (10) years from September 1, 2001, subject to two five-year renewal options.  In August 2003, Registrant executed an amendment to its lease for the LightCross Building, pursuant to which it agreed to reduce the fixed rent for the two-year period beginning September 1, 2003 by an aggregate of $250,000.  LightCross sought the rent reduction to facilitate a merger (consummated in October 2003), pursuant to which LightCross became a subsidiary of Arroyo Optics, Inc. (now Kotura), and a contemplated equity offering by Kotura.  In consideration of this reduction in rent, LightCross issued to Registrant a warrant to purchase, for $2,500, equity securities to be issued by Kotura with an initial value of $250,000.  Registrant has not assigned any value to this warrant.  Kotura has changed its use of the LightCross Building from switching gear for fiber optic cables to other microchips and is in the process of upgrading the laboratory, testing rooms, and clean rooms and installing a new fire suppression system and additional air conditioning equipment, all at Kotura’s expense.

          The lease requires approximate annual net rent of $321,197 (reduced from $446,197) through August 31, 2005 ($15.86 per square foot, reduced from $20.05), increasing to $458,970 in the two-year period ending August 31, 2007 ($20.63 per square foot), $472,254 in the two-year period ending August 31, 2009 ($21.22 per square foot), and $486,070 in the two-year period ending August 31, 2011 ($21.85 per square foot).  The lease requires payment of a fair market rental during any renewal periods.  This lease is a net lease and, except for certain structural and mechanical conditions, the tenant is responsible for all costs, expenses, and obligations relating to the premises and the use, operation, occupancy, management, maintenance, and repair of the building, including insurance and real estate taxes. Kotura is expected to be a large user of electricity.  Electric rates in this area have risen greatly, the effect of which could adversely affect Kotura’s financial condition.

          Registrant has expended an aggregate of approximately $1,625,000 in capital improvements and tenant improvements in connection with this lease, $41,000 of which were incurred in 2003.  Registrant did not incur any lease commissions at the LightCross Building in 2003.  The improvements included replacing the roof, enclosing the rear loading bays, converting warehouse space to office space, building a new entrance area, improving distribution of electricity, and contributing to the tenant’s construction of a dust-free “clean room.”  In addition, the tenant expended approximately $800,000 to make further improvements to the premises.  Registrant has paid approximately $17,000 for capital improvements and tenant improvements at the LightCross Building in 2004 and 2005.

          For the year ended December 31, 2003, Registrant paid approximately $48,000 in real property taxes with respect to the LightCross Building. At December 31, 2003, such taxes were imposed at a rate of 1.42% on an assessed value of $3,425,000.  For the year ended December 31, 2004, Registrant paid approximately $55,000 in real property taxes with respect to the LightCross Building. At December 31, 2004, such taxes were imposed at a rate of 1.27% on an assessed value of $4,335,000.

          The tenant has been granted a right of first offer to purchase the LightCross Building on the same terms and conditions on which Registrant may be willing to sell the building to a third party.

          According to Monterey Park office surveys prepared by Charles Dunn Company, Inc. in March 2004 and May 2005, the Monterey Park area includes approximately 2,122,000 square feet of office space.  As of March 2004 and May 2005, the vacancy rate for commercial properties in such area approximated 6.6% and 6.0%, respectively, for office buildings.  Gross rents per square foot in this area approximated $19.80 to $24.60 in March 2004 and $19.80 to $25.20 in May 2005, which would equate to approximately $13.30 to $18.10 in March 2004, and $13.30 to $18.70 in May 2005, per square foot on a net rent basis (like the LightCross lease).  Registrant obtained rents from LightCross in excess of those otherwise available in the Monterey Park area in consideration of agreeing to pay for construction of the “clean room” at an approximate cost of $800,000.

Mercury Insurance Group Building (formerly, Marathon Oil Building)

          On March 21, 1988, Registrant acquired the Mercury Insurance Group Building (formerly, Marathon Oil Building), an office building located in Oklahoma City, Oklahoma, for approximately $10,736,000, inclusive of acquisition fees.  Registrant owns fee title to the Mercury Insurance Group Building with its 6.1 acres of underlying land, subject to the lien of the Fleet Loan.  The property contains approximately 91,500 net rentable square feet on two floors, plus an 8,610 square foot basement.

          Registrant entered into a Lease Agreement dated as of June 16, 2004 with Mercury Insurance Services, LLC (“Mercury Insurance”) for approximately 50.9% of the rentable square feet in the Mercury Insurance Group Building.  Mercury Insurance has leased approximately 51,200 square feet (including approximately 7,310 in the basement) in the building pursuant to a lease that expires on December 31, 2009, subject to two (2) renewals each for five (5) additional years.  The commencement date of the lease was November 1, 2004.  Registrant agreed to change the name of the building to the Mercury Insurance Group Building.  Mercury Insurance will be entitled to name the building as long as it leases not less than 40% of the rentable space in the building and remains the lessee of the largest amount of rentable square feet in the building.  Mercury Insurance also has a right of first offer to lease any additional space in the building.

          Annual fixed rent under Mercury Insurance’s lease is approximately $486,351 ($10.00 per square foot, plus $6.50 per square foot for basement space), from January 1, 2005 until maturity of the primary term in December 2009.  During any renewal terms, annual fixed rent will be at then market rates, not to exceed $13.00 per rentable square foot for the initial renewal term (2010 through 2014) or $15.00 per rentable square foot for the second renewable term (2015 through 2019). Mercury Insurance must also pay additional rent equal to its proportionate share (50.86%) of any increases in operating costs of the building after 2005, subject to a cap on cumulative increases of 4% per annum on all operating expenses other than real estate taxes, assessments, dues, insurance, and utilities.

          Registrant paid approximately $512,000 ($10.00 per square foot) of tenant improvements in connection with the Mercury Insurance lease.  Registrant also paid leasing commissions in the approximate amount of $152,000 in connection with this lease.

          Prior to executing this lease with Mercury Insurance, the office space in the building had been only approximately 14.8% leased at an average current rent of approximately $13.04 per square foot (plus approximately 3.9% of the basement space at a current rent of $5.00 per square foot).  As of June 30, 2005, the office space in the building was approximately 57.2% leased at an average current rent of approximately $11.31 per square foot (plus approximately 84.9% of the basement space at a current rent of $6.50 per square foot).

          Marathon Oil Company had leased approximately 65,700 square feet (including approximately 4,300 in the basement) in the building pursuant to a lease that was to expire in February 2006.  However, pursuant to an amendment to the lease executed in December 2003, Marathon’s space was reduced to approximately 7,900 square feet as of May 1, 2004.  In consideration of this reduction in space, Marathon paid Registrant lease cancellation payments totaling approximately $714,000 and the lease for the remaining space was extended by three years to February 2009.

          Annual rent under Marathon’s lease had been approximately $869,915 ($13.75 per square foot, plus $6.00 per square foot for basement space) for each of the two (2) lease years ending February 2006.  Marathon currently occupies approximately 8,430 square feet at an annual rent of approximately $105,338 ($12.50 per square foot).  Marathon must also pay additional rent equal to its proportionate share (reduced from 65.65% to 8.43% since the lease amendment) of any increases in operating costs of the building after 1996.

          In the first quarter of 2004, a tenant occupying approximately 4,800 square feet (annual rent of approximately $67,000) vacated the building.  On or about December 31, 2004 a tenant occupying approximately 5,640 square feet (plus 340 square feet of basement) vacated the space.

          Registrant has been aggressively seeking replacement tenants for the building.  In October 2003, Registrant hired Tom Fillmore to act as Property Manager/Leasing Agent for the Mercury Insurance Group Building.  Mr. Fillmore has been soliciting brokers to generate prospective tenants.  For a biographical description of Mr. Fillmore, see “Item 10.  Directors and Executive Officers of the Registrant.”  Registrant demolished interior offices in some of the vacant space in an attempt to facilitate leasing that space.

          The General Partners estimate that, if Registrant is successful in leasing the remaining vacant space at the Mercury Insurance Group Building, it will need to expend approximately $10 to $12 per square foot (approximately $392,000 to $470,000 if all vacant space in the building is leased) to fund tenant improvements associated with leasing that space.

          For the year ended December 31, 2003, Registrant paid approximately $54,000 in real property taxes with respect to the Mercury Insurance Group Building.  At December 31, 2003, such taxes were imposed at a rate of 10.98% on an assessed value of $488,344.  For the year ended December 31, 2004, Registrant paid approximately $53,000 in real property taxes with respect to the Mercury Insurance Group Building.  At December 31, 2004, such taxes were imposed at a rate of 10.91% on an assessed value of $488,344.

          The Mercury Insurance Group Building is situated in the northwest section of Oklahoma City and is classified as Class B space.  Market conditions in the northwest section of Oklahoma City have featured reduced demand and rental rates for an extended period of time; however, activity in the market improved in the second half of 2004.  According to the CB Richard Ellis Year End 2004 Report, the northwest Oklahoma City market contains 58 office buildings with approximately 5,616,000 square feet of space, of which approximately 17.0% was vacant at the end of 2004.  Average rents for commercial space ranged from $8.00 to $21.50 per square foot, with an average rate of $13.37 per square foot.  According to the Grubb & Ellis Oklahoma City First Quarter 2005 Office Market Overview, the entire Oklahoma City market contains 141 buildings (87 Class B buildings) with approximately 15,105,000 square feet of space (7,540,000 square feet of Class B space), of which 21.6% was vacant (17.6% of Class B space) with average rents of $13.43 per square foot ($13.19 for

Class B space). The northwest section of Oklahoma City contains 61 buildings (38 Class B buildings) with approximately 5,776,000 square feet of space (2,942,000 of which is classified as Class B), of which 14.6% was vacant (16.0% of Class B space) with average rents of $14.44 per square foot ($13.16 for Class B space).  In the first quarter of 2005, the Oklahoma City market enjoyed positive absorption of approximately 13,700 square feet of office space (but negative absorption of approximately 34,200 square feet for Class B space), including positive absorption of approximately 33,400 square feet of space (approximately 7,500 square feet for Class B space) in the northwest section.

          Through December 31, 2003, Registrant had expended approximately $518,000 on capital and tenant improvements at this building, none of which was spent in 2003.  Registrant did not incur any leasing commissions in 2003 at the Mercury Insurance Group Building.  In 2004, Registrant paid approximately $154,000 in leasing commissions and $526,000 in tenant improvements (including those discussed above in connection with the Mercury Insurance lease) at the building.  Registrant has installed a new air conditioning unit and extended the parking lot at the Mercury Insurance Group Building at an approximate cost of $135,000, all of which has been paid.

475 Fifth Avenue

          On December 6, 1996, Registrant purchased the land, building and other improvements commonly known as 475 Fifth Avenue, and situated in New York, New York, for approximately $27,440,000 including capitalized costs and related costs.  The property contains a multi-tenant office building comprised of approximately 250,800 square feet (increased from approximately 243,600 square feet due to re-measuring vacant space) and is located on the southeast corner of 41st Street and Fifth Avenue in New York City; the Subsidiary Partnership owns fee title to 475 Fifth Avenue, subject to the lien of the 475 Loan.

          475 Fifth Avenue is a 23-story office building with approximately 20,000 square feet of retail space on the first floor and basement, 225,700 square feet of office space, and 5,100 square feet of basement storage space.  As of June 30, 2005, approximately 83.9% of the rentable square footage of office and retail space in the building was leased (including approximately 87.3% of the office space and 45.5% of the retail space), at an average current base rent (without reduction for any free rent periods) of approximately $36.23 per square foot (approximately $33.47 per square foot of office space and $146.67 per square foot of retail space).  Following is a schedule of the expirations of such leases.  The preceding occupancy and rental rates and the following schedule exclude approximately 17,020 square feet (with an annual rent of approximately $427,000) that has been vacated by a tenant that has filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  The preceding occupancy and rental rates and the following schedule include (i) approximately 13,825 square feet currently leased on a month-to-month basis to a tenant that is unable to pay most of its rent obligations and that will vacate the space when Registrant obtains a replacement tenant and (ii) approximately 3,550 square feet occupied by Registrant as its principal office at a base rent of $39.75 per square foot.

Expiration Year	Approximate Square Feet	% of Total	Avg. Current Rent/Sq. Ft.

2005	40,878	16.6%	$29.98
2006	19,885	8.1%	$33.26
2007	14,052	5.7%	$47.27
2008	49,774	20.3%	$29.08
2009	16,341	6.7%	$36.92
2010	21,352	8.7%	$39.44
2013	5,472	2.2%	$38.60
2015	7,671	3.1%	$39.00
2016	16,218	6.6%	$86.84
2018	14,470	5.9%	$35.85

          During December 2001, two retail tenants occupying an aggregate of approximately 16,740 square feet (plus 1,900 square feet of storage space) and paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue.  In 2002, Registrant leased approximately 2,660 square feet of such retail space (plus 1,000 square feet of storage space) for an approximate annual rent of $298,000.  In August 2003, Registrant entered into a lease for approximately 3,500 square feet of retail space at 475 Fifth Avenue for a term of 12 years, 9 months at an initial rent of $660,000; the tenant’s obligation to pay rent commenced in May 2004.

          In January 2004, Registrant obtained a judgment and warrant of eviction against one of the existing retail tenants, leasing approximately 2,950 square feet for an approximate annual base rent of $360,000; also in January 2004 the tenant filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  In April 2004, Registrant and the tenant agreed to a stipulation whereby the stay was modified to allow execution of the warrant for eviction, subject to Registrant’s agreement to forbear from executing on the warrant and permitting the tenant to remain in possession through February 1, 2005 as long as the tenant complied with the terms of the stipulation.  Under the stipulation, the tenant was required to discharge mechanics’ liens filed against the building by contractors engaged by the tenant and to pay all current rent as it comes due, $105,000 to replace the security deposit, all past due amounts (approximately $103,000) in installments through February 1, 2005, and $40,000 to reimburse Registrant for legal fees and disbursements.  The tenant has paid all of such amounts due to Registrant.  In April 2005, Registrant and the tenant agreed to a new stipulation pursuant to which the tenant agreed to discharge mechanics’ liens (in the aggregate initial amount of approximately $152,000, of which not more than approximately $100,000 remains unpaid) and to pay all current rent as it comes due.  The stipulation also provides that Registrant can terminate the lease, without notice or opportunity to cure, if the tenant defaults two or more times in any 12 month period in the payment of rent beyond the notice and cure periods.  The tenant’s bankruptcy petition has been dismissed.

          During 2001, Registrant experienced vacancies in office space aggregating approximately 29,950 square feet (with aggregate annual rents of approximately $1,200,000) at 475 Fifth Avenue.  One of such leases (for 14,470 square feet and annual rents of approximately $607,000) was terminated early in exchange for a fee in the approximate amount of $720,000.  In late 2002 and 2003, Registrant experienced additional office vacancies and relocations of tenants to smaller spaces aggregating approximately 30,370 square feet, with approximate annual aggregate rent of $1,147,000.  In May 2003, Registrant negotiated an early termination of an office lease (an annual rent of approximately $523,000 until December 2007) in consideration of a $500,000 lease cancellation fee plus rent payments through December 2003.  In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases for approximately 33,550 square feet (with an annual aggregate rent of approximately $1,244,000; the tenants have vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code; Registrant has filed proofs of claim in those bankruptcy proceedings; Registrant has leased approximately 16,530 square feet of such space to replacement tenants).

          Registrant’s pace of leasing vacant office space at 475 Fifth Avenue has been quickening during the period from 2001 to 2005.  In 2001 and 2002, Registrant leased approximately 9,300 square feet of office space at an approximate annual base rent of $418,000.  In 2003, Registrant entered into new office leases aggregating approximately 17,230 square feet of space at an approximate annual base rent of $622,000 at its New York building.  In 2004, Registrant leased approximately 26,380 square feet of office space at an approximate annual base rent of $878,000 at this property.  In 2005 (through June 30th), Registrant has entered into new office leases aggregating approximately 13,420 square feet at an approximate annual base rent of $466,000 (after free rent periods) at the New York building.

          In February 2004, Registrant entered into an exclusive rental agreement with Williams Real Estate Co. Inc. to act as the leasing agent at 475 Fifth Avenue.

          Registrant’s leases generally provide for a base rent, inclusive of an electricity charge, plus additional rent in the form of a porter’s wage and real estate tax escalation factors; Registrant may increase the electricity charge if a review demonstrates that Registrant’s cost of obtaining such electricity exceeds the charge imposed on tenants.  Certain tenants (leasing approximately 20% to 25% of the space in the building) have leases that provide for a base rent, inclusive of an electricity charge, plus additional rent in the form of operating expense and real estate tax escalation factors.

          In 1997, Registrant commenced a capital improvement program, designed to increase rental rates and the value of the building.  In connection with obtaining the 475 Loan, a capital reserve schedule was prepared for 475 Fifth Avenue, detailing improvements aggregating approximately $1,840,000 over a 12-year period.  Registrant has completed the following improvements at 475 Fifth Avenue:  roof replacement and masonry restoration above the 19th floor (except for the 20th floor parapets); elevator modernization, including mechanical cables and security system; drain and drain line replacement; installation of a new electrical panel on one side of the building; continuing installation of hot water heating and sprinkler systems and upgrading of electric service and closets on floors as vacancies occur; lobby and entrance renovation; renovating restrooms to comply with Americans with Disabilities Act (“ADA”) requirements on floors as vacancies occur; construction and enclosing of basement staircases to conform with building code requirements; completion of elevator interior redecoration; window replacement on two sides of the building; and demolition of vacant retail space to prepare it for marketing.  Registrant intends to make the following additional improvements:  masonry restoration on the lower floors of the building; continuation of hot water heating and sprinkler system installation, upgrading of electric service and closets, and renovating restrooms to comply with ADA on floors as vacancies occur; installation of back flow preventer; completing installation of the main sprinkler distribution system; installation of a new electrical panel on the other side of the building; additional lobby renovations, including security cameras, a new tenant directory, and new doors for the 41st Street entrance; and continuing window replacement.

Registrant estimates that such additional improvements, planned to be made over the next several years, will cost approximately $1,900,000.  In 2003, Registrant expended capital improvements and tenant improvements aggregating approximately $1,490,000 at 475 Fifth Avenue.  As of December 31, 2003, Registrant had expended approximately $11,142,000 on capital expenditures and tenant improvements at 475 Fifth Avenue.  In addition, Registrant incurred leasing commissions aggregating approximately $601,000 in 2003 at 475 Fifth Avenue.  In 2004 and 2005, Registrant became obliged to expend approximately $1,334,000 in tenant improvements in connection with new leases, of which approximately $562,300 has yet to be paid.  Registrant has also incurred leasing commissions aggregating approximately $430,000 in 2004 and 2005 at its New York property, of which approximately $33,800 has yet to be paid.  In 2004 and 2005, Registrant has also incurred capital improvement obligations aggregating approximately $804,000, of which approximately $251,500 has yet to be paid.  Owing to Registrant’s liquidity problems that have been due largely to increased vacancies and reduced cash flow from 475 Fifth Avenue, Registrant has largely delayed its capital improvement program.  The sale of the Directory Building generated some of this necessary capital and the sale of the Tumi Building has provided an additional source of funds.  As Registrant continues to lease vacant space, it will be obliged to fund substantial leasing commissions and tenant improvements.

          Contractors and other providers have filed liens against 475 Fifth Avenue (in the aggregate initial amount of approximately $287,000, of which approximately $73,000 remains unpaid pursuant to a payment plan agreed to by the contractor) for goods and services delivered to Registrant.  Additional liens (in an aggregate outstanding amount of approximately $873,000) have been filed against 475 Fifth Avenue for amounts owed by tenants in the building to contractors and other providers.  If those tenants fail to satisfy those liabilities, it is uncertain whether Registrant would be obligated to pay any of those amounts.

          For the year ended December 31, 2003, Registrant paid approximately $1,716,000 in real property taxes with respect to 475 Fifth Avenue.  At December 31, 2003, such taxes were imposed at a rate of 11.41% on an assessed value of $15,042,000.  For the year ended December 31, 2004, Registrant paid approximately $1,570,000 in real property taxes with respect to 475 Fifth Avenue.  At December 31, 2004, such taxes were imposed at a rate of 11.74% on an assessed value of $13,365,000.

          475 Fifth Avenue is situated in the Grand Central district of the New York City midtown market.  According to the Fourth Quarter 2004 GVA Williams Market Report, such district includes approximately 53,750,000 aggregate rentable square feet (vacancy rate of approximately 13.2% at December 31, 2004 and 12.9% at March 31, 2005).  As of December 31, 2004 and March 31, 2005, asking rents per square foot in this district averaged approximately $47.36 and $50.55, respectively.  The Midtown North District included approximately 191,311,000 aggregate rentable square feet, approximate vacancy rates of 10.7% (December 31, 2004) and 9.9% (March 31, 2005), and average asking rents per square foot of approximately $51.30 and $53.58, respectively.  The entire Manhattan market included approximately 345,324,000 aggregate rentable square feet, approximate vacancy rates of 13.1% (December 31, 2004) and 12.2% (March 31, 2005), and average asking rents per square foot of approximately $41.56 and $42.84, respectively.

Alamo Towers

          On March 17, 1997, Registrant purchased the land, building and other improvements commonly known as the Alamo Towers, and situated in San Antonio, Texas for approximately $12,002,000, including capitalized closing and related costs. The Alamo Towers contains a multi-tenant office building comprised of approximately 193,200 square feet (reduced from approximately 196,000 square feet when Registrant acquired the property).  Registrant owns fee title to the Alamo Towers, subject to the lien of the Fleet Loan.

          The Alamo Towers is an office building consisting of two stand-alone 8-story towers with approximately 182,700 square feet of office space and 10,500 square feet of basement space.  As of June 30, 2005, approximately 76.4% of the rentable square footage of office space in the Alamo Towers was leased, at an average current rent (base rent without reduction for any free rent periods) of approximately $15.46 per square foot.  Following is a schedule of expiration of such leases.

Expiration Year	Approximate Square Feet	% of Total	Avg. Current Rent/Sq.Ft.

2005	22,375	12.3%	$16.18
2006	36,068	19.9%	$16.45
2007	9,865	5.4%	$15.81
2008	22,123	12.2%	$14.85
2009	38,400	21.2%	$14.80
2010	4,493	2.5%	$14.00
2014	5,213	2.9%	$15.25

          The Alamo Towers has yet to achieve sustainable increases in occupancy rates, primarily because of the absence of a covered parking garage.  Registrant’s planned significant capital improvements for this building, delayed in large part because of the capital improvements made at 475 Fifth Avenue, began implementation in earnest in 2001. Registrant completed renovation of the lobby in the West Tower, added granite to the entrances and stairs in both towers, relocated the building’s mechanical plant, and replaced all heating, ventilation, and air conditioning equipment.  Registrant also upgraded the fire alarm panels in both towers and continued to separate the heating and air conditioning systems in tenant spaces (to better regulate the temperature) as vacancies occurred.  Registrant also upgraded the parking lot surface and lighting.  Largely as a result of increased vacancies and reduced cash flow from 475 Fifth Avenue, Registrant has delayed its capital improvement program for the Alamo Towers.  In 2003, Registrant replaced the roof of the West Tower at an estimated cost of $160,000 and expended approximately $58,000 in leasing commissions at the Alamo Towers.  As of December 31, 2003, Registrant had expended approximately $6,932,000 in capital expenditures and tenant improvements at the Alamo Towers, of which approximately $401,000 was incurred in 2003.  In 2004 and 2005, Registrant has incurred tenant improvements and leasing commissions aggregating approximately $177,000 and $162,000, respectively, at the Alamo Towers, of which approximately $6,000 remains unpaid.

          Registrant plans to construct a covered parking garage, depending upon the availability of funds.  Registrant likely will finance any such construction from cash flow generated by operations and/or financing secured by the building.  The planned garage has been scaled back to a 550-car garage at an estimated cost of $3,250,000 (as contrasted to a 1,000 car garage at a cost of $6,000,000).  In the future, Registrant may need to replace the East Tower roof (estimated at $200,000), recaulk the glass walls and windows (estimated at $200,000), install sprinklers on all floors (estimated at $250,000), and upgrade restrooms to comply with ADA (estimated at $500,000 to $600,000), but these improvements are unlikely to occur in the near future.

          For the year ended December 31, 2003, Registrant paid approximately $431,000 (with a discount) in real property taxes with respect to the Alamo Towers.  At December 31, 2003, such taxes were imposed at a rate of 3.04% on an assessed value of $14,243,000.  For the year ended December 31, 2004, Registrant paid approximately $396,000 in real property taxes with respect to the Alamo Towers.  At December 31, 2004, such taxes were imposed at a rate of 3.07% on an assessed value of $12,900,000.

          According to the NAI Rohde, Ottmers and Siegel 2004 Global Market Report for San Antonio, as of December 31, 2004, the San Antonio office market included approximately 22,692,000 aggregate rentable square feet, of which approximately 21.1% was vacant.  Asking rents in this market averaged $20.00 per square foot for Class A space and $16.37 per square foot for Class B space.  According to the Grubb & Ellis Fourth Quarter 2004 San Antonio Market Trends Report, the San Antonio office market has experienced five consecutive quarters of positive absorption, including approximately 692,000 square feet in the fourth quarter of 2004.  Vacancy rates declined in all submarkets except the north-central San Antonio market, which saw the vacancy rate rise by 2.8% to 18.9%, predominantly due to a number of new buildings finishing construction in the fourth quarter of 2004.  The Alamo Towers is located in the north-central market and is classified as Class B space.

Item 3.	Legal Proceedings.

          Except for its actions against (i) Polish Ocean Lines, Inc. and (ii) tenants under leases for an aggregate of approximately 33,550 square feet of office space in the New York building, Registrant does not know of any material legal proceedings, other than ordinary immaterial routine litigation incidental to its business, pending against or involving Registrant or any of its properties.

          The action against Polish Ocean Lines, Inc. is attributable to the rejection of its subsidiary’s lease for space in the Tumi Building. See “Item 2. Properties – Tumi Building.”  In July 2000, Registrant obtained a judgment in the approximate amount of $618,600 in the Superior Court of New Jersey Law Division; Middlesex County.  In May 2001, the amount of this judgment was increased to approximately $4,389,400.  In November 2004, the Supreme Court of Poland recognized the enforceability of a New Jersey judgment in Poland.  Registrant continues to pursue enforcement of this judgment in Poland.

          The tenants under leases for approximately 33,550 square feet of office space in New York have vacated the space.  Registrant has obtained possession of such space and commenced actions in New York State Supreme Court, New York County, to collect rent payments.  The tenants’ filings for protection under Chapter 11 of the U.S. Bankruptcy Code have stayed Registrant’s actions.  Registrant has filed proofs of claim in those bankruptcy proceedings.  Registrant has leased approximately 16,530 square feet of such space to replacement tenants.

Item 4.	Submission of Matters to a Vote of Security-Holders.

          There were no matters submitted to a vote of Limited Partners or Unitholders and none were required to be submitted during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Securities, Related Security-Holder Matters and Issuer Purchases of Equity Securities.

          The Units of Registrant are not traded in any established public trading market.  Because of certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”), as described below, the General Partners have not applied to include the Units for quotation or listing on any national or regional stock exchange or any other established securities market.

          Registrant has administered a Unit Repurchase Plan since 1995, pursuant to which Registrant, in its discretion, has purchased outstanding Units.  Any such purchases are made at prices no higher than the lowest current independent offer quotation.  Registrant suspended the Unit Repurchase Plan in 1998.  To provide an alternative outlet for Unit sales, an affiliate of the General Partners has, since suspension of Registrant’s Unit Repurchase Plan, purchased Units on the same terms and conditions as under the Unit Repurchase Plan.  However, that affiliate suspended its purchases of Units in April 2004.

          Provisions found in Section 7704 of the Code have an adverse impact on investors in a “publicly traded partnership” (“PTP”).  A PTP is a partnership whose interests are traded on an established securities market or readily tradeable on a secondary market (or the substantial equivalent thereof).  If Registrant were classified as a PTP, (i) Registrant may be taxed as a corporation or (ii) income derived from an investment in Registrant would be treated as non-passive income.

          The IRS has established alternative safe harbors that allow interests in a partnership to be transferred or redeemed in certain circumstances without causing the partnership to be characterized a PTP.  Although the Units are not listed or quoted for trading on an established securities market, it is possible that transfers of Units could occur in a secondary market in sufficient amount and frequency to cause Registrant to be treated as a PTP.  To the extent that any proposed transfer of Units in secondary market transactions would exceed a safe harbor volume limitation, the proposed transfer will be restricted pursuant to a policy adopted by Registrant.  Such a restriction could impair the ability of an investor to liquidate its investment quickly and thus, possibly prevent the reclassification of Registrant as a corporation pursuant to Code Section 7704.  It is anticipated that Registrant’s policy will remain in effect until such time, if ever, as further clarification of Code Section 7704 permits Registrant to lessen the scope of its policy.

          The General Partners, if so authorized, will take such steps as are necessary, if any, to prevent the reclassification of Registrant as a PTP.

          As of June 16, 2005, there were 2,034 Unitholders of record.

          Registrant did not make any cash distributions to investors for the fiscal years ended December 31, 2003 and 2002.

          There are no material legal restrictions upon Registrant’s present or future ability to make distributions in accordance with the provisions of Registrant’s Agreement of Limited Partnership, as amended through the date of this report.  However, the Fleet Loan Agreements limit distributions to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of step rent receivables.  See, however, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of economic conditions that have resulted in the suspension of distributions and that may continue to affect Registrant’s ability to make distributions.

Purchases of Equity Securities by Registrant and its Affiliates

          The following represents all purchases of Units made by Registrant and its affiliates during the fourth quarter of the fiscal year covered by this report (the quarter ended December 31, 2003).

PERIOD	TOTAL NUMBER OF UNITS PURCHASED[1]	AVERAGE PRICE PAID PER UNIT	TOTAL NUMBER OF UNITS PURCHASED AS PART OF PUBLICLY ANNOUNCED PLANS OR PROGRAMS	MAXIMUM NUMBER OF UNITS THAT MAY YET BE PURCHASED UNDER PLANS OR PROGRAMS[2]

October 1-31, 2003	29,246	$12.00	29,246	—
November 1-30, 2003	0	—	0	—
December 1-31, 2003	15,320	$12.00	15,320	—

[1]All purchases were made pursuant to publicly announced plans or programs.

[2] Registrant adopted a Unit Repurchase Plan as of June 15, 1995.  The Plan was not limited as to the number or dollar amount of purchases, but Registrant was limited to a maximum of $3,000,000 in Unit repurchases by its loan documents.  Registrant has not set an expiration date for this Plan.  However, on March 15, 1998, Registrant suspended the Unit Repurchase Plan so as to conserve cash and ease administrative and accounting burdens.  At that time, an affiliate of the General Partners offered to purchase Units on the same terms as the Unit Repurchase Plan, except that purchased Units are not canceled but are held by such affiliate.  That affiliate suspended its purchases of Units in April 2004 and is not presently purchasing Units, although it may in the future recommence such purchases.

Item 6.	Selected Financial Data.

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999

Operating Revenues	$17,004,808	$15,591,881	$17,088,124	$15,554,869	$16,695,999
Net Loss from Continuing Operations (1)	$(7,957,848)	$(2,706,645)	$(1,676,547)	$(3,302,439)	$(2,828,104)
Net (Loss)/Income (2)	$(7,957,848)	$(2,706,645)	$(1,676,547)	$1,808,954	$(2,828,104)
Net (Loss)/Income Per Unit of Limited Partnership Interest (3)	$(2.64)	$(0.90)	$(0.56)	$0.60	$(0.94)
Total Assets	$90,925,325	$97,372,747	$100,532,466	$102,145,141	$107,255,707
Long-Term Obligations	$54,193,343	$55,040,618	$55,879,036	$51,335,864	$55,539,288
Distributions Per Unit of Limited Partnership Interest (3)(4)	$0.00	$0.00	$1.20	$1.20	$1.20

(1)

Loss from Continuing Operations for the year ended December 31, 2003 includes impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building to fair value at December 31, 2003.  The Directory Building was sold in October 2004 and the Tumi Building was sold in April 2005.

(2)	Net Income for the year ended December 31, 2000 includes approximately $5,111,000 in gain on sale of real estate from the sale in June 2000 of the Flatiron Building in Boulder, Colorado.

(3)	Per Unit numbers are based on 2,983,531 Units for 2003, 2002, 2001, 2000 and 1999.

(4)	Each year’s distributions include funds distributed after the end of the year which are attributable to that year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion includes statements that may constitute forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Registrant would like to caution readers regarding certain forward-looking statements in this document and in all of its communications to unitholders and others, press releases, securities filings, and all other communications. Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words “believe,”  “expect,”  “anticipate,”  “intend,” and similar expressions generally identify forward-looking statements. While Registrant believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by Registrant, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and Registrant’s actual results and could cause its actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Registrant.

Overview

          Since December 2001, Registrant has experienced a loss of tenants at its properties (particularly 475 Fifth Avenue in New York and, now, the Mercury Insurance Group Building in Oklahoma City), granted rent concessions and/or reduced rental rates in connection with obtaining lease extensions at the Directory Building in Las Colinas, Texas and at the Tumi Building in South Plainfield, New Jersey, and spent millions of dollars in capital improvements at the New York and San Antonio buildings, all of which have affected Registrant’s liquidity.  Historically, Registrant had looked to cash flow from operations, the Fleet Loan (a line-of-credit mortgage loan), and working capital to provide liquidity.  However, Registrant’s rental revenues have since declined and its ability to generate additional revenues from new tenants is now dependent upon Registrant’s ability to fund tenant improvements and leasing commissions associated with any new leases.  In addition, Registrant has effectively exhausted its borrowing capacity under the Fleet Loan.  Finally, Registrant has depleted most of its working capital while it has increased its accounts payable and accrued expenses.

          Registrant’s plan to increase its liquidity centers on the sale of one or more of its properties.  In October 2004, Registrant sold the Directory Building in Las Colinas, Texas.  In April 2005, Registrant sold the Tumi Building in South Plainfield, New Jersey.  Registrant has used, and will continue to use, any such sales proceeds to pay down the Fleet Loan and to augment working capital, including the funding of tenant improvements and leasing commissions at its properties and reducing accounts payable and accrued expenses.  Registrant has also sought to conserve cash by limiting expenses and has been more aggressively pursuing new tenants at its properties.

Liquidity and Capital Resources

     Demands on Liquidity and Capital Resources.

          Registrant has continued to experience difficulties at its properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn.  During December 2001, two retail tenants paying aggregate annual rents of approximately $1,000,000 vacated 475 Fifth Avenue.  In addition, office tenants paying aggregate annual rents of approximately $1,200,000 vacated 475 Fifth Avenue during 2001.  In 2002 and 2003, additional vacancies and relocations of office tenants paying aggregate annual rents of approximately $1,147,000 occurred at 475 Fifth Avenue.  In May 2003, Registrant negotiated an early termination of an office lease (an annual rent of approximately $523,000 until December 2007) in consideration of a $500,000 lease cancellation fee plus rent payments through December 2003.  In January 2004, Registrant obtained a judgment and warrant of eviction against an existing retail tenant with an approximate annual base rent of $360,000; also in January 2004 the tenant filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Registrant has collected all past due amounts from that tenant pursuant to stipulations that permit Registrant to cancel the lease if the tenant does not timely meet its lease obligations.  In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases, with an aggregate annual rent of approximately $1,244,000, from tenants that vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Registrant has filed proofs of claim in those bankruptcy proceedings and has leased approximately 49.3% of that space to replacement tenants.

          Registrant has been accelerating its pace of leasing vacant space in the New York building.  Since 2001, Registrant has entered into new leases for office space with aggregate annual rents of approximately $418,000 (2001 and 2002), $622,000 (2003), $878,000 (2004), and $466,000 (2005).  In August 2003, Registrant entered into a lease for retail space at the New York building for a term of 12 years, 9 months at an initial annual rent of $660,000; the tenant commenced paying rent in May 2004.  In 2003, Registrant expended approximately $1,490,000 for tenant improvements and capital improvements and $601,000 for leasing commissions at 475 Fifth Avenue.  During 2004 and 2005, Registrant has incurred obligations of approximately $1,334,000 for tenant improvements (of which approximately $562,300 remains unpaid) and $430,000 for leasing commissions (of which approximately $33,800 remains unpaid) in connection with new leases at 475 Fifth Avenue.  In 2004 and 2005, Registrant has also incurred capital improvement obligations at 475 Fifth Avenue aggregating approximately $804,000, of which approximately $251,500 has yet to be paid.

          In addition, Registrant negotiated rent concessions of approximately $256,700 to Verizon at the Directory Building in Las Colinas, Texas (from January 2003 through September 2003) and $264,000 to Tumi, Inc. at the Tumi Building in South Plainfield, New Jersey (from September 2002 through August 2003) in consideration of lease extensions at those buildings.  The Verizon extension also reduced annual rent payments by approximately $340,000 and required the payment of approximately $1,600,000 in tenant improvements and leasing commissions.

          In August 2003, Registrant executed an amendment to its lease for the LightCross Building in Monterey Park, California, pursuant to which it agreed to reduce the fixed rent for the two-year period beginning September 1, 2003 by an aggregate of $250,000.  The tenant, LightCross, sought the rent reduction to facilitate a merger (consummated in October 2003), pursuant to which LightCross became a subsidiary of Kotura, and a contemplated equity offering by Kotura.  In consideration of this reduction in rent, LightCross issued to Registrant a warrant to purchase, for $2,500, equity securities to be issued by Kotura with an initial value of $250,000.  Registrant has not assigned any value to this warrant.

          Marathon, which occupied approximately 65,700 square feet of space in the Mercury Insurance Group Building in Oklahoma City, Oklahoma, vacated all but approximately 7,900 square feet of such space in the building as of May 1, 2004.  Registrant received an early termination payment from Marathon of approximately $714,000, but Marathon’s annual rent was reduced from approximately $870,000 to approximately $99,000.  Marathon currently occupies approximately 8,430 square feet at an annual rent of approximately $105,000.  In June 2004, Mercury Insurance leased approximately 51,200 square feet in the building at an annual fixed rent of approximately $486,000 (rent payments under the lease commenced in January 2005).  Registrant paid approximately $512,000 of tenant improvements and $152,000 of leasing commissions in connection with the Mercury Insurance lease.

          The loss of rental payments from terminated and amended leases at its buildings and the tenant improvement allowances that Registrant has incurred and can be expected to continue to pay to secure replacement tenants have placed, and will continue to place, demands on Registrant’s liquidity and capital resources.

          Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values.  The level of capital improvements decreased significantly in 2002 and 2003 owing to sluggish leasing activity, particularly at 475 Fifth Avenue, and the constraints imposed by Registrant’s available cash.  During 2003, Registrant funded approximately $2,812,000 of building and tenant improvements (primarily in New York and San Antonio and Las Colinas, Texas) and $1,463,000 in leasing commissions.  During 2004 and 2005, Registrant has incurred obligations aggregating approximately $3,278,000 (of which $894,000 remains unpaid) for building and tenant improvements and $826,000 of leasing commissions (of which approximately $34,000 remains unpaid) in connection with new and extended leases at its properties.  Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,900,000) and Alamo Towers (estimated at $4,500,000). These additional capital improvements are expected to be made over several years.  Registrant’s limited available cash to fund tenant improvements and leasing commissions may compromise its ability to lease vacant space.  Registrant is largely dependent upon sales of its properties and improved real estate operations to fund tenant and capital improvements and leasing commissions.  On October 18, 2004, Registrant sold the Directory Building.  On April 25, 2005, Registrant sold the Tumi Building.

          Contractors and other providers have filed liens against Registrant’s New York building (in the aggregate initial amount of approximately $287,000, of which approximately $73,000 remains unpaid pursuant to a payment plan agreed to by the contractor) for unpaid goods and services.  Those amounts that remain unpaid are included in Registrant’s accounts payable.  Additional liens (in the aggregate outstanding amount of approximately $873,000) have been filed against 475 Fifth Avenue for amounts owed by tenants in the building to contractors and other providers.  If those tenants fail to satisfy those liabilities, it is uncertain whether Registrant would be obligated to pay any of those amounts.

          Registrant has the Fleet Loan, a line-of-credit loan secured by all of Registrant’s properties except the New York building, but the borrowing capacity under this loan is effectively exhausted.  Registrant extended the maturity date of the Fleet Loan to September 30, 2004 and then to September 30, 2005, for which it paid extension fees of approximately $56,000 and $24,000, respectively.  In October 2004, Registrant paid down the Fleet Loan by $13,000,000 from the proceeds of the sale of the Directory Building.  In May 2005, Registrant paid down the Fleet Loan by an additional amount of approximately $6,524,000 from the proceeds of the sale of the Tumi Building.  Registrant is seeking to further extend or refinance the Fleet Loan.  In June 2005, Registrant executed an Expression of Interest from a financial institution to finance the outstanding balance of the Fleet Loan (approximately $3,111,000) plus an additional commitment of $3,000,000 over a 24-month term.  This Expression of Interest is not a binding commitment by the lender to provide any such financing and there is no assurance that Registrant will obtain any such financing or the terms and conditions of any such financing.  If Registrant is unable to obtain financing on acceptable terms and conditions, Registrant will seek to pay off the remaining balance (approximately $3,111,000 as of June 10, 2005) of the Fleet Loan when due from the proceeds of one or more of its remaining properties.  There is no assurance as to Registrant’s ability to sell any of these properties, or the terms or timing of any such transaction.

          Registrant also has a mortgage loan secured by its New York property (the “475 Loan”), but it does not have any unused borrowing capacity under the 475 Loan other than a small replacement reserve (currently approximately $8,000) to fund certain improvements at 475 Fifth Avenue.

          Liquidity and Sources of Cash.

          At December 31, 2003, Registrant had cash and receivables of approximately $1,118,000 as contrasted to accounts payable and accrued expenses of approximately $5,327,000 and amounts due to general partners of approximately $1,228,000.  Although its operations presently do not generate sufficient cash to meet its expenses as they come due, Registrant projects that its current operations will generate a positive cash flow commencing in the third quarter of 2005.  Registrant also will require additional funds to pay down its existing accounts payable and accrued expenses, which aggregated approximately $3,500,000 at December 31, 2003 but have been reduced since the sale of the Directory Building and the Tumi Building.  During 2003, Registrant’s accounts payable and accrued expenses increased by approximately $2,550,000 and the General Partners deferred receipt of approximately $227,000 of fees.  The effect of these deferrals of payables is to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  There can be no assurance that such accruals and deferrals can or will continue in the future.

          In June 2000, Registrant sold its real property in Boulder, Colorado for $13,050,000, exclusive of closing costs of approximately $473,000. From the sale proceeds, the sum of $434,466 was placed into escrow pending resolution of the bankruptcy of one of the tenants in the building.  An agreement between Registrant and the purchaser required Registrant to indemnify the purchaser for the nonpayment of rent by the tenant.  In 2001, Registrant recognized approximately $103,000 of the amount held in escrow.  Through September 30, 2003, disbursements aggregating approximately $283,000 were made to the owner of the building from the escrow account in relation to such obligation (including approximately $137,000 during 2003).  In addition, in August 2002, Registrant recognized interest income of approximately $28,000 from the escrow account.  In October 2003, Registrant received a payment in the approximate amount of $76,000, representing all funds remaining in the escrow account. The payment was made because a replacement tenant commenced occupancy of space previously occupied by a tenant that applied for bankruptcy protection.

          In March 1999, Gdynia America Line, Inc., which leased approximately 20% of the Tumi Building pursuant to a lease expiring in May 2007, filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Polish Ocean Lines, a Polish corporation partially owned by the Polish Government, is jointly and severally obligated under this lease.  On or about April 30, 1999, the lease, which required annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding.  In July 2000, Registrant obtained a judgment in the approximate amount of $618,600 against Polish Ocean Lines for amounts then due under the lease.  On May 4, 2001, the amount of such judgment was increased to approximately $4,389,400.  In November 2004, the Supreme Court of Poland recognized the enforceability of a New Jersey judgment and sent Registrant’s enforcement action back to a lower court for a determination in light of the Supreme Court’s ruling.  The amount of this judgment has not been recognized in the accompanying financial statements, as Registrant’s ability to collect any of its judgment against Polish Ocean Lines remains uncertain.  Approximately 11,130 square feet of this space in the Tumi Building remains vacant.

          Registrant’s operations generated net cash of approximately $2,797,000 in 2003 as contrasted to $2,868,000 in 2002 and $1,897,000 in 2001.  The net cash generated in 2003 was largely attributable to an increase in accounts payable and accrued expenses of approximately $2,550,000, which more than offset an increase in lease commissions of approximately $1,545,000.  Net cash used in investing activities approximated $2,581,000 in 2003, $883,000 in 2002, and $4,159,000 in 2001 and was mostly attributable to building and tenant improvements of approximately $2,812,000, $1,450,000, and $5,618,000, respectively, in such years.

          Registrant’s Plan to Restore Liquidity.

          Registrant’s short-term challenge is to further pay down its accounts payable and fund additional tenant improvements and leasing commissions associated with any new leases at its properties.  Registrant has been funding these expenditures primarily from the proceeds of the sale of properties.

          In October 2004, Registrant sold the Directory Building in Las Colinas, Texas for a purchase price of $16,100,000.  Fleet accepted $13,000,000 of proceeds from such sale as a pay down of the Fleet Loan.  Registrant also paid (i) a rent refund to Verizon, sales commissions, and other closing costs aggregating approximately $714,500 and (ii) outstanding real estate taxes, leasing commissions, and other accrued expenses related to the Directory Building totaling approximately $656,000, so that Registrant received approximately $1,730,000 of net proceeds from the sale of the Directory Building.  Registrant has used such proceeds to augment working capital, including the funding of tenant improvements at its properties and reducing accounts payable and accrued expenses.

          In April 2005, Registrant sold the Tumi Building in South Plainfield, New Jersey for a purchase price of $9,750,000.  Fleet accepted approximately $6,524,000 from the proceeds of such sale as a pay down of the Fleet Loan.  Registrant granted the purchaser a credit against the purchase price in the amount of $310,000 and paid (i) sales commissions and other closing costs aggregating approximately $398,800 and (ii) outstanding real estate taxes and leasing commissions related to the Tumi Building totaling approximately $335,700, so that Registrant received net proceeds of approximately $2,188,000 from the sale of the Tumi Building.  Registrant expects to use the net sales proceeds to finance tenant improvements and leasing commissions and to reduce accounts payable and accrued expenses.

          Registrant is seeking to further extend or refinance the Fleet Loan.  As discussed above, Registrant has executed an Expression of Interest from a financial institution to finance the outstanding balance of the Fleet Loan plus an additional $3,000,000 commitment over a 24-month term.  This Expression of Interest is not a binding commitment by the lender to provide any such financing and there is no assurance that Registrant will obtain any such financing or the terms and conditions of any such financing.  Registrant may seek to sell one of its other properties if it determines that the sale proceeds are needed to pay off the Fleet Loan and/or meet other capital requirements.

          Registrant has also sought to conserve its cash flow resources by limiting its expenses.  In October 2003, Registrant organized the Management Corporation to manage its New York property.  Registrant estimates that it has reduced its costs by approximately $128,000 over the first 12 months of managing that property.  Registrant is also exploring other ways of reducing expenses.

          Registrant is more aggressively pursuing new tenants at its properties.  It retained Williams Real Estate Co. Inc. in February 2004 to act as its exclusive rental agent in New York.  During 2004, it entered into new office leases at 475 Fifth Avenue aggregating approximately 26,380 square feet of space at an approximate annual base rent of $878,000 (after free rent periods).  In 2005, Registrant has leased approximately 13,420 square feet of office space at an approximate annual base rent of $466,000 (after free rent periods) at the New York building.  In Oklahoma City, Registrant has employed Mr. Tom Fillmore as its Property Manager/Leasing Agent, with a primary focus on soliciting brokers to find tenants to take over the space vacated by Marathon.  In June 2004, Registrant leased approximately 51,200 square feet of such space to Mercury Insurance at an approximate annual fixed rent of $486,350.  Registrant has reconfigured vacant space in Oklahoma City to conform to a perceived greater demand for smaller space.

          Distributions.

          Registrant was forced to suspend distributions for each of the four quarters of 2004, 2003, and 2002.  The level of distributions in the future will be dependent upon Registrant’s ability to increase its operating income, which will entail numerous factors, including securing replacement tenants at 475 Fifth Avenue and the Mercury Insurance Group Building and funding additional tenant and capital improvements from the proceeds of the sale of one or more of Registrant’s properties.  Registrant cannot yet estimate when it will resume distributions to Unitholders.  There is no assurance as to the level of any resumed distributions or the date of any such resumption.

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

          Registrant’s ability to improve operating results or resume distributions to Unitholders is dependent upon its success in locating tenants to lease vacant space and its ability to pay for the tenant improvements and leasing commissions associated with any such new tenants.  Registrant also needs to pay its accounts payable and release the liens on its New York property and provide for the pay off of the Fleet Loan when due.  Registrant has sold the Directory Building and the Tumi Building to accomplish these goals.  Registrant may sell one or more of its remaining properties to provide additional necessary funds.  There is no assurance as to Registrant’s ability to sell any of its properties, or the terms of any such transaction.

Results of Operations

         The results of Registrant’s operations are subject to numerous factors, including the following:

•	Registrant is subject to general risks affecting the real estate industry, including the necessity of entering into new leases and renewal leases on favorable terms;
•	Registrant could be adversely affected by changes in local markets where its properties are located and by adverse changes in national economic and market conditions;
•	Registrant is subject to competition for tenants from owners of other real properties;
•	Registrant is dependent upon the successful operations and financial condition of its tenants who, in turn, are subject to economic and competitive risks;
•	Registrant is subject to potential environmental liabilities;
•	Registrant could be adversely affected by changes in governmental regulations including, without limitation, changes in environmental and tax regulations; and
•	Increases in interest rates would increase Registrant’s interest payments under its variable rate loan and decrease cash flow available to fund capital improvements and to make distributions.

          2003 versus 2002

          Rental revenues increased by 1.4% from 2002 to 2003, despite rent concessions granted to tenants in consideration of lease renewals and extensions at the New Jersey and Las Colinas, Texas properties, a reduction in rent payments from the Las Colinas tenant, and an increase in rent abatements given to tenants in the New York building, because of the recognition for financial reporting purposes in 2003 of step rent receivables from tenants that paid early termination fees that were written off as bad debt expense.  Registrant received lease cancellation income in 2003 of approximately $714,000 from the termination of the Marathon Oil lease and $500,000 from a tenant in the New York building, as contrasted to 2002 when Registrant did not receive any such income.  Interest and other income decreased by 11.1% from 2002 to 2003, despite the recognition in 2003 of deferred gain from the sale in 2000 of a property in Boulder, Colorado, primarily because of lower cash balances invested at lower interest rates and the loss of antennae lease payments from a bankrupt company at the San Antonio building.  As a result, total revenues increased by 9.1% from 2002 to 2003.

          Interest expense in 2003 decreased by 4.9% from 2002, because of amortization payments and lower interest rates.  Depreciation increased by 10.2% in 2003 primarily because of capital improvements and tenant improvements completed at 475 Fifth Avenue, Alamo Towers, and the Directory Building.  Amortization increased by 40.2% primarily because of the write-off of leasing commissions for certain New York tenants and the amortization of leasing commissions for the Directory Building.  Bad debt expense increased by 374.1% from 2002 to 2003 primarily because of step rent receivables of departed and bankrupt tenants and delinquent balances due from New York and Oklahoma City tenants.  Property operating expenses increased by 6.6% in 2003 primarily because of an increase in property taxes in New York and an increase in utilities at most of Registrant’s properties. Management fees decreased by 12.2% in 2003 from 2002 because of property management fees computed as a percentage of Registrant’s rental revenues.  Professional fees decreased by 24.7% from 2002 to 2003 primarily because of legal fees paid in 2002 with respect to the Polish Ocean Lines case concerning the Tumi Building.  General and administrative expenses decreased by 51.3% from 2002 to 2003 primarily because of the accrual of partnership filing fees in New Jersey in 2002. Registrant recorded impairment write-downs aggregating approximately $4,530,000 in 2003 to reduce the carrying amount of the Directory Building and the Tumi Building to fair value at December 31, 2003; Registrant had no such impairment loss in 2002.

          Registrant’s net loss increased by 194.0% in 2003 as compared to 2002.  The increase in Registrant’s net loss from 2002 to 2003 was primarily due to the impairment write-downs recorded in 2003 and, to a lesser extent, to the increases in amortization and bad debt expense, which more than offset the increase in lease cancellation income.

          2002 versus 2001

          Rental revenues decreased by 4.5% from 2001 to 2002, primarily because of increased vacancies at 475 Fifth Avenue.  In addition, Registrant did not receive any lease cancellation fees in 2002 as contrasted to 2001, in which $720,000 in cash was received from the termination of a lease at 475 Fifth Avenue, offset by a step rent write-off.  Registrant’s interest and other income decreased from 2001 to 2002 by 54.4% principally because in 2001 Registrant recovered a bad debt from a delinquent New York tenant and recognized deferred gain from the sale in 2000 of a property in Boulder, Colorado.  As a result, total revenues decreased by 8.8% from 2001 to 2002.

          Interest expense in 2002 decreased by 11.7% from 2001, both because of slightly smaller loan balances and lower interest rates.  Depreciation decreased by 5.8% in 2002 primarily because of tenant improvements that were fully depreciated at the New Jersey, San Antonio, and Oklahoma properties.  Amortization decreased by 13.8% primarily because of the write-off in 2001 of commissions related to a canceled lease in the New York property.  Property operating expenses decreased by 3.6% in 2002 primarily because of lower occupancy at 475 Fifth Avenue.  Management fees decreased by 14.0% in 2002 from 2001 because of property management fees computed as a percentage of Registrant’s decreased rental revenues and partnership management fees computed as a percentage of decreased cash flow.  Professional fees increased by 56.3% from 2001 to 2002 primarily because of legal fees related to enforcement of the Gdynia judgment and collection of past due rents and the costs of electronic filing of income tax returns.  The 252.8% increase in bad debt expense primarily reflects the write-off of rents and deferred rent receivables from a New York retail tenant that vacated space pursuant to a surrender agreement effective January 7, 2002.  The 70.3% increase in general and administrative expenses in 2002 from 2001 is primarily attributable to a partnership filing fee imposed by the New Jersey Division of Revenue.

          Registrant’s net loss increased by 61.4% in 2002 as compared to 2001. The increase in Registrant’s net loss was largely due to the decrease in rental revenue and lease cancellation income and the imposition of the New Jersey partnership filing fee.

Financial Statement Presentation

          The consolidated financial statements of Registrant have been prepared assuming that Registrant will realize assets and satisfy liabilities in the normal course of business.  Registrant has incurred recurring losses and working capital deficiencies.  These conditions are a result of a deterioration in property operations arising primarily from a persistent sluggish leasing environment, particularly as it relates to the 475 Fifth Avenue property, the occurrence of tenant bankruptcies, the early termination of leases in certain of Registrant’s properties, and the need to expend significant sums for tenant improvements and leasing commissions associated with re-leasing vacant space in advance of generating cash flows from such replacement leases.  In addition, Registrant has no remaining borrowing capacity under its existing debt agreements.  Although, as of July 5, 2005 Registrant was current in payments under the 475 Loan, it has been in arrears by as much as approximately $482,000 (two months) under that loan.  The holder of the 475 Loan has never declared a default or imposed a default rate of interest under that loan.  The Fleet Loan has an outstanding principal balance as of June 10, 2005 of approximately $3,111,000 and is due and payable on September 30, 2005.  Registrant’s New York building has liens filed against it in the aggregate initial amount of approximately $287,000, of which approximately $73,000 remains unpaid.  Additional liens in the aggregate outstanding amount of approximately $873,000 have been filed against that building for amounts owed by tenants in the building to contractors and other providers.

          Registrant has been addressing these conditions by selling properties to generate cash to reduce its debt obligations and accounts payable and to fund future leasing commissions and tenant improvements at its remaining properties.  In October 2004, Registrant sold the Directory Building for a gross sales price of $16,100,000.  The proceeds from the sale of the Directory Building were used to partially pay down the Fleet Loan by $13,000,000, to fund tenant improvements and leasing commissions, and to reduce accounts payable and accrued expenses.  In April 2005, Registrant sold the Tumi Building for a gross sales price of $9,750,000.  Registrant utilized proceeds from the sale of the Tumi Building to pay down the Fleet Loan by approximately $6,524,000.  The balance of the net sales proceeds is expected to be used to finance tenant improvements and leasing commissions and to reduce accounts payable and accrued expenses.  Registrant also is seeking to further extend or refinance the Fleet Loan.  In June 2005, it executed an Expression of Interest from a financial institution to finance the Fleet Loan and provide additional funds for tenant improvements, leasing commissions, and capital improvements.  This Expression of Interest is not a binding commitment on the part of the financial institution to provide any such financing and there is no assurance that Registrant will obtain any such financing or the terms and conditions of any such financing.  The General Partners believe Registrant has adequate resources to fund its operations through the end of 2005, but Registrant’s current operations are not projected to generate positive cash flow until the third quarter of 2005 and there can be no assurance as to Registrant’s future operations.

          Registrant will record a gain or loss from discontinued operations in 2004 from the sale of the Directory Building and in 2005 from the sale of the Tumi Building.  Registrant’s operations after the sale of those properties can be expected to reflect decreased rental revenues and decreased depreciation, property operations, and management fee expenses.  In addition, the paydowns of the Fleet Loan will result in decreased interest expense.

Off-Balance Sheet Arrangements

          Registrant does not have any off-balance sheet arrangements.

Critical Accounting Policies

          Management’s discussion and analysis of financial condition and results of operations is based upon Registrant’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Registrant bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Registrant believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

          Valuation of Properties Held for Use and Sale.

          On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell.  Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period.  These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the year ended December 31, 2003, Registrant recorded impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building.  For the years ended December 31, 2002 and 2001, no impairment losses were recognized.  See Item 8.  Financial Statements and Supplementary Data – Note 4.  Investments in Real Estate for a discussion of the impairment write-down for those properties.

          Bad Debts.

          Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries. As of December 31, 2003, Registrant maintained an allowance for doubtful accounts of approximately $165,000. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inflation

          In the past, inflation has not had a material impact on Registrant’s operations or financial condition, as certain leases of Registrant’s properties provide for increases in rents based on changes in the consumer price index, and other leases provide lease payments that escalate over time.  Registrant’s properties with performing leases are protected by arrangements whereby the tenants pay to Registrant an amount equal to all or a portion of the operating costs of the properties, with Registrant’s share of expenses, if any, subject to a predetermined limit.  These arrangements help to insulate Registrant from the effects of any increases in operating costs.  However, to the extent that there is vacant space or nonperforming leases at any of the Registrant’s properties, Registrant lacks this protection against inflation, particularly with regards to increased expenses that are not reimbursed.

Contractual Obligations

          The table below provides information as of December 31, 2003 with respect to Registrant’s known contractual obligations.

	Payment due by period[1]

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$54,193,343	$850,687	$23,382,310	$813,358	$29,146,987
Total[2]	$54,193,343	$850,687	$23,382,310	$813,358	$29,146,987

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

          Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

          Registrant has obtained the 475 Loan, a fixed rate debt instrument.  Registrant has also obtained the Fleet Loan, a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties.  Approximately 43% and 43% of Registrant’s outstanding debt was subject to variable rates at December 31, 2003 and 2002, respectively.  In addition, the average interest rate on Registrant’s debt decreased from 6.33% at December 31, 2002 to 6.07% at December 31, 2003.  Registrant does not have any other material market-sensitive financial instruments.  It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

[1] Payments due exclude interest payments due under long-term debt obligation.

[2] As of December 31, 2003, Registrant had no Capital Lease Obligations, Operating Lease Obligations, Purchase Obligations, or Other Long-Term Liabilities reflected on Registrant’s balance sheet under GAAP.  Registrant’s lease for approximately 3,550 square feet of office space at 475 Fifth Avenue at a current base rent of $39.75 per square foot is not considered an Operating Lease Obligation because Registrant is both landlord and tenant under that lease.  This table does not include management fees payable to the General Partners as described in Item 13 below.

          The table below provides information as of December 31, 2003 about Registrant’s debt instruments that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date

	2004	2005	2006	2007	2008	There After	Total	Fair Value

	(in thousands)
Secured Variable	$23,240	$—	$—	$—	$—	$—	$23,240	$23,240
Average Interest rate	3.15%	—	—	—	—	—	—
Secured Fixed	$299	$333	$362	$393	$420	$29,147	$30,954	$35,870
Average interest rate	8.27%	8.27%	8.27%	8.27%	8.27%	8.27%	8.27%

          Registrant believes that the interest rates given in the table for fixed rate borrowings are above the rates Registrant could currently obtain for instruments of similar terms and maturities.  The fair values of such instruments are estimated using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at December 31, 2003 (estimated at 4.825% per annum).  An increase of 1% in market rates would reduce the fair value of Registrant’s fixed rate borrowings by approximately $1,584,000.  A 1% decrease in market rates would increase such fair value by approximately $1,670,000.

          A change of 1% in the index rate to which Registrant’s variable rate debt is tied would change the annual interest incurred by Registrant by approximately $232,000, based upon the balances outstanding on variable rate instruments at December 31, 2003.

Item 8.	Financial Statements and Supplementary Data.

                See list of Financial Statements and Financial Statement Schedules at page F-2, filed as part of this report.

Report of Independent Registered Public Accounting Firm

To the Partners of
Corporate Realty Income Fund I, L.P.

We have audited the accompanying consolidated balance sheets of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Realty Income Fund I, L.P. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

New York, New York
May 31, 2005

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

Real estate, at cost:
Land	$18,795,477	$18,795,477
Buildings and improvements	98,763,159	100,481,119
Equipment and furniture	262,607	262,607

	117,821,243	119,539,203
Less accumulated depreciation	34,462,877	30,792,711

	83,358,366	88,746,492
Cash and cash equivalents	632,954	1,320,368
Accounts receivable, net of allowance for doubtful account of $165,226 in 2003 and 2002	485,199	245,841
Notes receivable	26,291	140,252
Deferred rent receivable	2,171,243	2,702,838
Deferred financing costs, net of accumulated amortization of $984,659 in 2003 and $734,956 in 2002	514,569	708,323
Lease commissions, net of accumulated amortization of $2,637,376 in 2003 and $1,882,132 in 2002	2,650,540	2,140,311
Escrow deposits	74,083	400,613
Deposits and other assets	1,012,080	967,709

Total assets	$90,925,325	$97,372,747

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$5,327,096	$2,777,560
Mortgage loans payable	54,193,343	55,040,618
Due to general partners	1,227,589	1,000,653
Other liabilities	824,793	1,243,564

Total liabilities	61,572,821	60,062,395

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	261,636	341,214
Cash distributions	(684,596)	(684,596)

	(421,960)	(342,382)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2003 and 2002)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	25,901,651	33,779,921
Accumulated cash distributions	(67,852,043)	(67,852,043)

	29,774,464	37,652,734

Total partners’ capital	29,352,504	37,310,352

Total liabilities and partners’ capital	$90,925,325	$97,372,747

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2003	2002	2001

Revenue:
Rental	$15,644,085	$15,426,412	$16,149,439
Lease cancellation	1,213,689	—	575,923
Interest and other income	147,034	165,469	362,762

	17,004,808	15,591,881	17,088,124

Expenses:
Interest	3,375,385	3,549,769	4,019,262
Depreciation	3,670,164	3,329,748	3,535,432
Amortization	1,284,859	916,243	1,062,902
Property operations	8,290,393	7,774,829	8,062,211
Management fees - affiliate	898,436	1,024,211	1,191,489
Professional fees	438,579	582,594	372,768
Bad debt expense	2,149,495	453,424	128,516
General and administrative	325,345	667,708	392,091
Impairment loss	4,530,000	—	—

	24,962,656	18,298,526	18,764,671

Net loss	$(7,957,848)	$(2,706,645)	$(1,676,547)

Net loss allocated:
General partners	$(79,578)	$(27,066)	$(16,765)
Limited partners	(7,878,270)	(2,679,579)	(1,659,782)

	$(7,957,848)	$(2,706,645)	$(1,676,547)

Net loss per unit of limited partnership interest-basic and diluted	$(2.64)	$(0.90)	$(0.56)

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	General Partners	Limited Partners

Partners’ capital (deficit) at December 31, 2000	$46,214,045	$(253,346)	$46,467,391
Cash distributions to partners	(3,616,401)	(36,164)	(3,580,237)
Net loss	(1,676,547)	(16,765)	(1,659,782)

Partners’ capital (deficit) at December 31, 2001	40,921,097	(306,275)	41,227,372
Cash distributions to partners	(904,100)	(9,041)	(895,059)
Net loss	(2,706,645)	(27,066)	(2,679,579)

Partners’ capital (deficit) at December 31, 2002	37,310,352	(342,382)	37,652,734
Net loss	(7,957,848)	(79,578)	(7,878,270)

Partners’ capital (deficit) at December 31, 2003	$29,352,504	$(421,960)	$29,774,464

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2003	2002	2001

Operating activities:
Net loss	$(7,957,848)	$(2,706,645)	$(1,676,547)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,955,023	4,245,991	4,598,334
Bad debt expense	2,149,495	453,424	128,516
Gain on sale of real estate	(45,582)	—	(103,333)
Impairment loss	4,530,000	—	—
Decrease (increase) in deferred rent receivable, net	(777,186)	(348,416)	(22,977)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(1,080,072)	(108,667)	(85,809)
Increase in due to general partners	226,936	1,000,653	273,252
Decrease (increase) in note receivable	113,961	100,233	(55,762)
Decrease in escrow deposits-operating	95,455	228,994	166,668
Increase in lease commissions	(1,545,383)	(135,616)	(546,080)
(Increase) in deposits and other assets	(44,371)	(150,467)	(19,324)
Increase (decrease) in accounts payable and accrued expenses	2,549,536	347,557	(535,344)
(Decrease) in other liabilities	(373,189)	(58,766)	(224,222)

Total adjustments	10,754,623	5,574,920	3,573,919

Net cash provided by operating activities	2,796,775	2,868,275	1,897,372

Investing activities:
Decrease in escrow deposits - investing	231,075	567,207	1,459,825
Capital and tenant improvements	(2,812,040)	(1,449,869)	(5,618,443)

Net cash used in investing activities	(2,580,965)	(882,662)	(4,158,618)

Financing activities:
Deferred financing costs	(55,949)	—	—
Proceeds from mortgage loans payable	—	—	5,300,000
Repayments of mortgage loans payable	(847,275)	(838,418)	(756,828)
Cash distributions to partners	—	(904,100)	(3,616,401)

Net cash (used in) provided by financing activities	(903,224)	(1,742,518)	926,771

Net (decrease) increase in cash and cash equivalents	(687,414)	243,095	(1,334,475)
Cash and cash equivalents at beginning of year	1,320,368	1,077,273	2,411,748

Cash and cash equivalents at end of year	$632,954	$1,320,368	$1,077,273

See accompanying notes.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003

1.	Organization

Corporate Realty Income Fund I, L.P. (“Partnership”) was formed as a limited partnership on November 25, 1985 under the laws of the State of Delaware. The Partnership was formed for the purpose of acquiring and owning income-producing commercial and industrial real estate properties for lease to others. The Partnership will terminate on December 31, 2010 or sooner, in accordance with the Partnership Agreement.

The general partners of the Partnership are 1345 Realty Corporation, the corporate general partner, and Robert F. Gossett, Jr., the individual general partner.

The initial capital was $1,025 representing capital contributions of $1,000 by the general partners and $25 by the original limited partner. The Partnership commenced operations on June 2, 1986 with the acceptance of subscriptions for 1,082,640 Depositary Units of limited partnership interest (the “Units”). The Partnership has authorized the issuance of up to 4,000,000 Units. The Partnership sold 3,200,000 Units, representing $80,000,000, which completed the offering. Upon the first admittance of the additional limited partners and unitholders, the original limited partner withdrew from the Partnership.

There were no unit redemptions during 2003, 2002 and 2001.

Financial Statement Presentation

The consolidated financial statements of the Partnership have been prepared assuming that the Partnership will realize assets and satisfy liabilities in the normal course of business.

The Partnership has incurred recurring losses and working capital deficiencies.  These conditions are a result of a deterioration in property operations arising primarily from a persistent sluggish leasing environment, particularly as it relates to the 475 Fifth Avenue property, the occurrence of tenant bankruptcies, the early termination of leases in certain of the Partnership’s properties, and the need to expend significant sums for tenant improvements and leasing commissions associated with re-leasing vacant space in advance of generating cash flows from such replacement leases.  In addition, the Partnership has no remaining borrowing capacity under its existing debt agreements.  The Fleet Loan (see Note 7) has an outstanding principal balance as of June 10, 2005 of approximately $3,111,000 and is due and payable on September 30, 2005.  Although, as of July 5, 2005, the Partnership was current in payments under the New York Loan (see Note 7), it has been in arrears by as much as approximately $482,000 (two months) under that loan.  The holder of the New York Loan has never declared a default or imposed a default rate of interest under that loan.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

The Partnership has been addressing these conditions by selling properties to generate cash to reduce its debt obligations and accounts payable and to fund future leasing commissions and tenant improvements at its remaining properties.  In October 2004, the Partnership sold the Directory Building (see Note 4) for a gross sales price of $16,100,000.  The proceeds from the sale of the Directory Building were used to partially pay down the Fleet Loan by $13,000,000, to fund tenant improvements and leasing commissions, and to reduce accounts payable and accrued expenses.  In April 2005, the Partnership sold the Tumi Building (see Note 4) for a gross sales price of $9,750,000.  The Partnership utilized proceeds from the sale of the Tumi Building to pay down the Fleet Loan by approximately $6,524,000  (see Note 7).  The balance of the net sales proceeds is expected to be used to finance tenant improvements and leasing commissions and to reduce accounts payable and accrued expenses.

2.	Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.  These financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The general partners use estimates and assumptions in preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses.  Actual results could differ from those estimates.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying balance sheets.  Accordingly, rental income for the years ended December 31, 2003, 2002 and 2001 includes $779,665, $348,400 and $186,500, respectively, of income on the straight-line basis over the actual amount billed.

During 2003, 2002, and 2001, the Partnership wrote off deferred rent receivable of approximately $1,311,000, $193,000 and $164,000, respectively, relating to tenant bankruptcies and tenants vacating properties prior to the expiration of their lease terms.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

Certain lease agreements provide for reimbursement of real estate taxes, insurance and operating maintenance costs which are recorded on an accrual basis.  The write-offs, net of termination fees collected from former tenants, are included in bad debts in the accompanying consolidated statements of operations.

Allowance for Doubtful Accounts

The Partnership maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. All accounts receivable balances that are determined to be uncollectible are included in the allowance for accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following table summarizes changes in the allowance:

	Year ended December 31,

	2003	2002	2001

Allowance for doubtful accounts, beginning of year	$165,226	$252,228	$134,679
Provision for bad debt expense	2,149,495	366,422	246,065
Write-offs	(2,149,495)	(453,424)	(128,516)

Allowance for doubtful accounts, end of year	$165,226	$165,226	$252,228

Real Estate and Depreciation

Real estate is stated at cost. The costs of repairs and maintenance are charged to expense as incurred.

Depreciation of buildings, improvements, and equipment and furniture is computed under the straight-line method over the estimated economic useful lives of the assets.  The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life

Building	40 years
Building improvements	26 - 40 years
Tenant improvements	Term of lease
Furniture and fixtures	10 years

The Partnership accounts for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”).  Long-lived assets are individually evaluated

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

for impairment when conditions exist which may indicate that the sum of expected future cash flows (on an undiscounted basis) is less than its carrying amount.  Upon determination that an impairment has occurred, long-lived assets are reduced to their fair value.  If a property is considered held for sale, an impairment loss is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property.  Depreciation expense ceases once a property is considered held for sale.

Deferred Financing Costs

Costs incurred in connection with obtaining financing, such as origination fees, commitment fees, legal and other third-party costs, are amortized over the life of the related debt.

Leasing Commissions

Leasing commissions consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

Income Taxes

No provision for federal, state or local income taxes has been provided in the financial statements because, as a pass-through entity, the Partnership is generally not subject to income tax.  The tax effects of its activities accrue to the partners.

Cash Equivalents

The Partnership considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents, which consist principally of money market funds, are carried at cost which approximates market value.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Partnership’s cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses, and due to general partners are carried at cost, which approximates fair value due to the short maturities of such items.

The carrying value of notes receivable approximates fair value because such notes bear interest at market rates for similar types of notes.

The carrying value of the variable rate mortgage loan payable portion of the Partnership’s debt approximates fair value at December 31, 2003 and 2002 as such loan is variable rate debt that reprices frequently at terms currently available to the Partnership.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

The fair value of the Partnership’s fixed rate long-term borrowings are estimated using discounted cash flow analysis, based on current borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value of the Partnership’s fixed rate long-term debt at December 31, 2003 was approximately $31,000,000 and $35,870,000, respectively.  The carrying amount and fair value of such debt at December 31, 2002 was approximately $31,236,000 and $36,600,000, respectively.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”).  FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which was issued in January 2003.  In general, a variable interest entity (“VIE”) is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient resources for the entity to support its activities.  A VIE often holds financial assets, including loans or receivables, real estate or other property.  A VIE may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests.  FIN 46 changes that by requiring a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities or entitled to receive a majority of the entity’s residual return or both.  The Partnership is required to adopt FIN 46R in the first fiscal period ending after March 15, 2004.  Upon adoption of FIN 46R, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interests of the VIE. Adoption of FIN 46 will not have a material impact on its consolidated financial condition or results of operations.

Reclassification

Certain 2001 amounts have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on previously reported results of operations.

3.	Partnership Agreement

The Partnership Agreement provides that profits, losses and distributions shall be allocated 99% to the limited partners and 1% to the general partners. Sale or refinancing proceeds will

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

generally be distributed 99% to the limited partners and 1% to the general partners until the limited partners have received an amount which, when added to all prior distributions of cash, will equal their original invested capital plus an 8% per annum cumulative noncompounded return. Thereafter, after payment of the subordinated disposition fee to the general partners, as defined in the agreement, proceeds will be distributed 75% to the limited partners and 25% to the general partners.

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

In November 2000, the Partnership entered into a 10-year net lease with LightCross, Inc. for the entire building, which is currently occupied by Kotura, Inc., a successor by merger to LightCross, Inc.  The lease also provides for two five-year renewal options.  Kotura, Inc. has also been granted a right of first offer to purchase the building.

The Directory Building

On October 27, 1986, the Partnership purchased the Directory Building, an office building located in Las Colinas, Texas, and the 6.67 acres of underlying land. The property contains approximately 152,100 square feet of net rentable area.  The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $24,580,000.

The building is 100% leased to Verizon Directories Corp. through December 31, 2007 subject to two five-year renewal options. Rent from the tenant represented 18%, 20%, and 20% of the Partnership’s total rental revenue in 2003, 2002 and 2001, respectively.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

As a result of its impairment analysis, the Partnership recorded an impairment write-down of approximately $1,895,000 to reduce the carrying amount of the property to fair value at December 31, 2003.  On October 18, 2004, the Partnership sold the Directory Building for $16,100,000.  The proceeds from the sale of the Directory Building were used to partially pay down the Fleet Loan (Note 7) by $13,000,000 and to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.

Tumi Building

On December 30, 1986, the Partnership purchased the Tumi Building, an office building located in South Plainfield, New Jersey, and the five acres of underlying land. The property contains approximately 107,900 square feet of net rentable area.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $16,473,000.

In March 1999, Gdynia America Line, Inc. (“Gdynia”), a tenant who had occupied approximately 20% of the Tumi Building, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The lease was rejected in bankruptcy proceedings and the Partnership is currently pursuing amounts from Polish Ocean Lines, a Polish corporation partially owned by the Polish government, that is jointly and severally obligated under Gdynia’s lease.

As of December 31, 2003, the building was approximately 80% leased to various tenants under leases with remaining terms ranging from two to seven years.  As of April 25, 2005, the building was approximately 85.2% leased.

As a result of its impairment analysis, the Partnership recorded an impairment write-down of $2,635,000 to reduce the carrying amount of the property to fair value at December 31, 2003.  On April 25, 2005, the Partnership sold the Tumi Building for an adjusted gross sales price of $9,440,000. The Partnership utilized $6,517,500 of the sale proceeds to pay down the Fleet Loan; the balance of net proceeds are expected to be used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.

Mercury Insurance Group Building

On March 21, 1988, the Partnership purchased the Mercury Insurance Group Building (formerly the Marathon Oil Building) located in Oklahoma City, Oklahoma, and the 6.1 acres of underlying land. The building contains approximately 91,500 net rentable square feet plus an 8,610 square foot basement.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $10,736,000.

As of December 31, 2003, the building was approximately 76% leased to various tenants under leases with remaining terms ranging from two years to five years.  Marathon Oil Company had leased approximately 65,700 square feet of space pursuant to a lease that was to expire in February 2006.  However, pursuant to an amendment to the lease executed in December 2003, Marathon’s space was reduced to approximately 7,900 square feet as of May 1, 2004.  In connection with this reduction in space, Marathon paid a termination fee of $713,689 in 2003.

In June 2004, the Partnership leased approximately 51,200 square feet (including approximately 7,310 in the basement) to Mercury Insurance Services, LLC for an initial five-year term, with two five-year renewal terms.  The lease commenced on November 1, 2004.  The office space in the building was approximately 57.2% leased as of June 30, 2005.

475 Fifth Avenue

On December 6, 1996 the Partnership purchased an office building and the underlying land, approximately one third of an acre, located at 475 Fifth Avenue, New York, New York (the “New York Building”). The building contains approximately 250,800 net rentable square feet.

The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $27,440,000.

As of December 31, 2003, the building was approximately 80% leased to various tenants under operating leases with remaining terms ranging from one to sixteen years.  The Partnership’s ability to lease approximately 57,030 square feet of space since 2003 has more than offset vacancies attributable to the bankruptcy filings of certain office tenants in 2004 so that the building’s occupancy rate has risen to approximately 83.9% of the rentable square footage as of June 30, 2005.

In connection with the early termination of certain tenant leases, the Partnership recognized lease cancellation income of approximately $500,000 and $720,000 in the years ended December 31, 2003 and 2001, respectively.

As of December 31, 2003, contractors and other providers had filed liens against the building, in the aggregate initial amount of approximately $287,000 (of which approximately $73,000 remained unpaid as of May 31, 2005), for goods and services delivered to the Partnership.  Additional liens (in an aggregate outstanding amount of approximately $873,000) have been filed against the New York Building for amounts owed by tenants in the building to contractors and other providers.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

Alamo Towers

On March 17, 1997, the Partnership purchased an office building and the thirteen acres of underlying land located in San Antonio, Texas, for a purchase price, including capitalized closing and related costs, of approximately $12,002,000. The building contains approximately 193,200 net rentable square feet.

As of December 31, 2003, the building was approximately 76% leased to various tenants under operating leases with remaining terms ranging from one to six years.  The building was approximately 76.4% leased as of June 30, 2005.

Sale of Colorado Property

In connection with the sale of a building in Boulder, Colorado in 2000, an agreement between the Partnership and the purchaser required the Partnership to indemnify the purchaser for the nonpayment of rent by a tenant that had applied for bankruptcy protection.  An escrow account of $434,466 was established from the proceeds of the sale, the remainder of which was released to the Partnership in 2003 when a replacement for the tenant who applied for bankruptcy protection took possession of the space.  The recognition of gain on sale, to the extent of amounts held in escrow, had been deferred.  In 2001, the Partnership recognized approximately $103,000 of the amount held in escrow and, in October 2003, the Partnership received a payment in the approximate amount of $76,000 (inclusive of accumulated interest in the aggregate amount of approximately $31,000), representing all funds remaining in the escrow account and recognized approximately $45,000 of such amount as gain on sale of real estate.

5.	Leases

Minimum future rentals from tenants under non-cancelable operating leases as of December 31, 2003 are approximately as follows:

2004	$11,593,000
2005	9,938,000
2006	8,649,000
2007	8,177,000
2008	6,740,000
Thereafter	19,001,000

Total	$64,098,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 2003, 2002 and 2001, escalation charges amounting to approximately $1,856,000, $1,422,000 and $1,421,000, respectively, have been included in rental income.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

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

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Partnership management fees	$1,987	$129,485	$253,148
Property management fees	896,449	894,726	938,341
Administrative expenses	50,000	50,000	67,800

There were no leasing commissions charged by the general partners in 2003, 2002 and 2001.  In addition, the general partners have deferred the receipt of all of the 2003 partnership management fees and property management fees as well as a portion of such fees attributable to 2002.  Such unpaid amounts are reflected as amounts due to general partners in the accompanying consolidated balance sheets.

7.	Loans Payable

Fleet Loan

On October 12, 2000, the Partnership entered into an Amended and Restated Loan Agreement (the “Fleet Loan”) with Fleet National Bank, a Bank of America company. The terms of the Fleet Loan provide for maximum gross borrowings of $25,000,000, of which $19,641,440 was advanced on October 12, 2000.  The loan commitment is permanently reduced by required monthly principal payments and any prepayments. The Fleet Loan had an initial maturity date of September 30, 2003, which has been extended to September 30, 2005. The Amended Mortgage is secured by the properties owned by the Partnership, other than the New York Building.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

Borrowings under the Fleet Loan bear interest monthly at a rate, selected at the option of the Partnership at the time of the associated borrowing, based on (i) the prime rate plus .50% or (ii) the applicable LIBOR rate plus 2%.  The Fleet Loan requires monthly amortization of principal in an amount equal to 1/500th of the outstanding principal on the first day of the applicable month with a final payment of the then outstanding balance due at maturity.

Borrowings bearing interest based upon the prime rate can be prepaid any time without penalty. The LIBOR-based advances can be prepaid at the end of the interest periods without penalty, and during the interest period subject to a penalty. Upon the sale of any property, the Partnership is required to repay principal on the total indebtedness under the Fleet Loan in an amount equal to 110% of that portion of the outstanding balance of the loan attributable to the sold property, as defined in the Fleet Loan agreement, or 100% of the sales price, if greater, for Alamo Towers. The Fleet Loan requires the Partnership to comply with the following financial covenants: (i) a debt service coverage ratio of not less that 1.5:1.0, (ii) a loan to value ratio not to exceed 55%, (iii) a liquid net worth, as defined, of not less than $1 million, and (iv) total liabilities, as defined, not to exceed 60% of the appraised values of all the Partnership’s properties.  At December 31, 2003, the Partnership was not in compliance with the conditions specified in (iii) and (iv) above, as its liquid net worth, as defined, was approximately $692,000 and the ratio of total liabilities to appraised values was approximately 62%.  At December 31, 2004, adjusting for the sale of the Directory Building and the resulting pay down of the Fleet Loan, the Partnership was in compliance with all of such financial covenants except for the liquid net worth covenant.

In addition, the Fleet Loan provides that the Partnership may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-offs of step rent receivables. Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the period from and including January 1, 2001, through the date as of which compliance is tested. As of December 31, 2003, the Partnership was in compliance with this condition.

The Partnership has also agreed to indemnify and hold harmless Fleet and its officers, directors, employees, agents, representatives, contractors and subcontractors, and their respective successors and assigns from and against any and all claims, liability, costs, and expenses arising out of the presence and/or clean-up of hazardous materials on or affecting the Partnership’s secured properties.

At December 31, 2003, $23,239,675 of LIBOR-based borrowings was outstanding under the Fleet Loan at an interest rate of approximately 3.15%.  The average rate of interest during 2003 was approximately 3.27%.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

On October 18, 2004, the Partnership paid down the Fleet Loan with $13,000,000 of proceeds from the sale of the Directory Building (see Note 4).  On April 25, 2005, the Partnership was required to pay down the Fleet Loan by $6,517,500 (the “Tumi Paydown Proceeds”) with proceeds from the sale of the Tumi Building (see Note 4).  To avoid breaking a 30-day LIBOR contract prior to its maturity on May 10, 2005, the Partnership invested the Tumi Paydown

Proceeds with Fleet Bank pursuant to an instrument that paid down the Fleet Loan by approximately $6,524,000 on May 10, 2005.  The outstanding balance of the Fleet Loan on June 10, 2005 was approximately $3,111,000.  The Partnership intends to seek an extension of the maturity date of the Fleet Loan or, if unable to extend the loan, it will seek a refinancing to pay off the remaining balance of the Fleet Loan.  If the Partnership is unable to extend or refinance the Fleet Loan, it would seek to sell one or more of its remaining properties.

New York Loan

On August 9, 1999, the Partnership obtained a $32,000,000 fixed rate mortgage (the “New York Loan”). The loan is secured by the New York Building, matures on September 1, 2009, and bears interest on the outstanding balance, payable monthly, at a fixed rate of 8.27%. The terms of the note require monthly principal and interest payments of $240,855.  As of December 31, 2003, the outstanding balance of the loan was $30,953,667. The New York Loan can be prepaid in full and not in part, subject to a prepayment penalty. Pursuant to the New York Loan agreement, the Partnership had approximately $74,000 included in escrow deposits on December 31, 2003 of restricted funds for capital improvements, repairs and replacements, and real estate taxes.  Although, as of July 5, 2005, the Partnership was current in its payments, it has been in arrears under the New York Loan by as much as approximately $482,000 (two months).  The holder of the New York Loan has never declared a default or imposed a default rate of interest under that loan.  As of July 5, 2005, the outstanding principal balance of the New York Loan was approximately $30,488,000.

Minimum future principal payments pursuant to the Partnership’s loan agreements are as follows:

2004	$23,538,704
2005	332,652
2006	361,641
2007	393,157
2008	420,201
Thereafter	29,146,987

Total	$54,193,342

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003 (continued)

8.	Supplemental Disclosure of Cash Flow Information

	2003	2002	2001

Cash paid during the year for interest	$3,384,159	$3,551,617	$4,083,149

9.	Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the “Plan”) in accordance with Section 401(k) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions. For the years ended December 31, 2003, 2002 and 2001, the Partnership made contributions of $37,100, $30,250 and $25,000, respectively, to the Plan.

10.	Earnings and Distributions per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 2,983,531 (2003, 2002 and 2001) weighted average limited partnership units outstanding.

For each of the three years ended December 31, 2003, there were no partnership unit equivalents and, in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 2003 was computed based on the weighted average limited partnership units outstanding.

Distributions paid per limited partnership unit were $.00, $.30 and $1.20 for the years ended December 31, 2003, 2002, and 2001, respectively.

11.	Subsequent Events

On June 6, 2005, the Partnership executed an Expression of Interest from a financial institution to finance the outstanding balance of the Fleet Loan (approximately $3,111,000) plus an additional commitment of $3,000,000 over a 24-month term.  The proposed loan would be secured by all of the Partnership’s properties other than the New York Building and would include terms and conditions that are substantially similar to the Fleet Loan.  The Expression of Interest is not a commitment on the part of the financial institution to provide financing and there is no assurance that the Partnership will obtain any such financing or the terms and conditions of any such financing.

Corporate Realty Income Fund I, L.P.
and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2003

		Initial Cost (B)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period

Description	Encumbrances (A)	Land	Building and Improvements	Building and Improvements		Land	Building and Improvements

Office Building Monterey Park, CA	$1,138,744	$1,762,126	$2,459,141	$1,634,154		$1,762,126	$4,093,295
Office Building Las Colinas, TX	8,366,284	4,925,745	19,702,979	2,281,512	(E)	4,925,745	21,984,491
Office Building So. Plainfield, NJ	5,507,803	3,147,912	13,378,294	(514,335	)(F)	3,147,912	12,863,959
Office Building San Antonio, TX	6,135,274	2,408,000	9,636,883	6,969,451		2,408,000	16,606,334
Office Building Oklahoma City, OK	2,091,571	1,063,694	9,713,348	572,155		1,063,694	10,285,503
Office Building New York, NY	30,953,667	5,488,000	21,951,998	11,240,186		5,488,000	33,192,184

	$54,193,343	$18,795,477	$76,842,643	$22,183,123		$18,795,477	$99,025,766

Description	Total (C)	Accumulated Depreciation (D)	Date of Construction	Date Acquired	Life on Which Depreciation Is Computed

Office Building Monterey Park, CA	$5,855,421	$(1,452,983)	1985	7/10/1986	5 to 40 years
Office Building Las Colinas, TX	26,910,236	(11,368,183)	1982	10/27/1986	5 to 40 years
Office Building So. Plainfield, NJ	16,011,871	(7,025,223)	1986	12/30/1986	5 to 40 years
Office Building San Antonio, TX	19,014,334	(3,025,819)	1975/1981	3/17/1997	5 to 40 years
Office Building Oklahoma City, OK	11,349,197	(4,297,663)	1986	3/21/1988	5 to 40 years
Office Building New York, NY	38,680,184	(7,293,006)	1927	12/6/1996	5 to 40 years

	$117,821,243	$(34,462,877)

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2003 (continued)

Notes:

(A)	Encumbrances represent loans secured by deeds of trust given with respect to all of the properties of the Partnership.

(B)

The initial cost to the Partnership represents the original purchase price of the properties net of purchase price adjustments, including amounts incurred subsequent to acquisition which were contemplated. The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.

(C)	Reconciliation Summary of Transactions – Real Estate Owned

	Years ended December 31

	2003	2002	2001

Balance at beginning of year	$119,539,203	$118,089,334	$113,741,052
Net additions during the year	2,812,040	1,449,869	5,618,443
Cost of real estate sold	—	—	—
Impairment of long-lived assets	(4,530,000)	—	—
Write-off of fully depreciated assets	—	—	(1,270,161)

Balance at close of year	$117,821,243	$119,539,203	$118,089,334

The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2003 was approximately $124,243,535.

(D)	Reconciliation Summary of Transactions – Accumulated Depreciation

	Years ended December 31

	2003	2002	2001

Balance at beginning of year	$30,792,711	$27,462,963	$25,197,692
Depreciation charged to expense	3,670,166	3,329,748	3,535,432
Accumulated depreciation of real estate sold	—	—	—
Write-off of fully depreciated assets	—	—	(1,270,161)

Balance at close of year	$34,462,877	$30,792,711	$27,462,963

(E)	A non-cash impairment charge of $1,894,998 was recorded as at December 31, 2003 for the Las Colinas, Texas property.

(F)	A non-cash impairment charge of $2,635,000 was recorded as at December 31, 2003 for the South Plainfield, New Jersey property.

Quarterly Results of Operations (Unaudited)

	2003 Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

	(Thousands of dollars, except per unit data)
Total revenues	$3,952	$4,154	$4,024	$4,875
Total expenses	4,624	4,829	4,661	10,847	(1)
Net loss	(672)	(675)	(638)	(5,973	)(1)
Net loss per Unit	(0.22)	(0.22)	(0.21)	(1.98	)(1)

	2002 Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

	(Thousands of dollars, except per unit data)
Total revenues	$3,742	$3,863	$4,109	$3,878
Total expenses	4,638	4,170	4,544	4,946
Net loss	(897)	(307)	(435)	(1,068)
Net loss per Unit	(0.30)	(0.10)	(0.14)	(0.36)

(1)

For the three months ended December 31, 2003, Total expenses, Net loss, and Net loss per Unit include impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building to fair value at December 31, 2003.  The Directory Building was sold in October 2004 and the Tumi Building was sold in April 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          As reported in a Current Report on Form 8-K dated June 18, 2004, Ernst & Young LLP resigned on that date as Registrant’s principal accountant to audit Registrant’s financial statements.  In a Current Report on Form 8-K dated August 20, 2004, Registrant reported its engagement of BDO Seidman, LLP as its principal accountant to audit Registrant’s financial statements.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

                 Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on such evaluation, such officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are adequate.

(b)	Changes in Internal Controls

                 Since the Evaluation Date, there have not been any significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

                 None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          Registrant has no officers or directors.  The General Partners manage and control substantially all of Registrant’s affairs and have general responsibility and ultimate authority in all matters affecting Registrant’s business.

          The Individual General Partner is Robert F. Gossett, Jr.  The Corporate General Partner is 1345 Realty Corporation.  All of the outstanding capital stock of 1345 Realty Corporation is owned by the Individual General Partner and his wife.

          The directors and executive officers of the Corporate General Partner are as follows:

Name	Age	Position	Officer/ Director Since

Robert F. Gossett, Jr.	61	President, Treasurer and Director	1994
Pauline G. Gossett	61	Secretary	1994

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

          Registrant employs the following employees who make significant contributions to the business of Registrant:

Name	Age	Position	Employee Since

Louis E. DiGarbo	56	Property Manager	2004
Veronica Rios	40	Property Manager	1999
Madeline Matlak	39	Fund Administrator	1994
Tom Fillmore	62	Property Manager/ Leasing Agent	2003

          Louis E. DiGarbo is the Property Manager for 475 Fifth Avenue.  Mr. DiGarbo has been employed in real estate management for the past 28 years.  From 1998 to 2004, he was a portfolio manager for S.L. Green LLC, managing seven commercial high-rise office buildings in New York City, including evaluating newly acquired properties, reviewing construction, mechanical, and electrical drawings, negotiating buildouts and overseeing contractor performance, and managing service and maintenance contracts, operating and construction budgets, and building operations.  Mr. DiGarbo was corporate director of construction and operations for the Hartz Organization from 1986 to 1997 and a chief engineer for Williams Real Estate Company from 1976 to 1986.  He has a New York City Refrigeration Engineer’s License.

          Veronica Rios is the Property Manager for Alamo Towers.  Ms. Rios has been designated a Real Property Administrator (RPA) by the Building Owners and Managers Association.  From 1995 to 1999, she was a property manager for three office buildings owned by Mission City Properties in San Antonio.  Ms. Rios was a property manager from 1993 to 1995 for several office, office/warehouse, and rental properties managed by the Bonner Group in San Antonio.  Prior thereto, from 1989 to 1993, she was employed in various office, accounting, and property management capacities by Commercial Real Estate Associates in San Antonio.

          Madeline Matlak is the Fund Administrator of the Registrant.  Mrs. Matlak was formerly employed as a Fund Administrator in the Direct Investment Department of Smith Barney, Inc. (1989 through 1994).

          Tom Fillmore is the Property Manager/Leasing Agent for the Mercury Insurance Group Building.  Mr. Fillmore has been a property manager for the past 20 years, including 10 years at Registrant’s Marathon Oil Building.  He has been a property manager for Trammell Crow Company (1997 to 2003 for various types of commercial buildings), Sentinel Real Estate Corporation (1992 to 1997 for a high-rise office building), Swearingen Management (1987 to 1992 for an office building), and The Horne Company (1984 to 1987 for an office building and an industrial warehouse).  Mr. Fillmore also worked as a real estate insurance manager for Wilson Foods for 22 years.  He received a B.B.A. degree in real estate from Central State University (now Central Oklahoma University).

Section 16(a) Beneficial Ownership Compliance.  Based solely upon its review of copies of Forms 3, 4, and 5 received by it during 2003, and written representations from reporting persons that no other Forms 5 were required for such persons for 2003, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 2003 and prior years were complied with on a timely basis except as previously reported.

Audit Committee and Audit Committee Financial Expert.  Registrant is managed by the Individual General Partner and the Corporate General Partner.  The Individual General Partner is the sole director of the Corporate General Partner.  Registrant does not have any officers or directors.  As a result, neither Registrant nor the Corporate General Partner has an audit committee and there is no audit committee financial expert.

Code of Ethics.  Effective as of January 1, 2004, Registrant has adopted a code of ethics that applies to the General Partners and the officers and directors of the Corporate General Partner, including the equivalent of Registrant’s principal executive officer, principal financial officer, and principal accounting officer.  Registrant hereby undertakes to provide to any person without charge, upon request, a copy of Registrant’s code of ethics.  Requests should be made in writing to Registrant, at 475 Fifth Avenue, Suite 2100, New York, New York 10017, and accompanied by a stamped, self-addressed envelope.

Item 11.	Executive Compensation.

          Registrant is not required to and did not pay remuneration to the officers and directors of the Corporate General Partner.  However, the General Partners and/or their affiliates receive compensation for services performed for Registrant.

Summary Compensation Table

	Year	Share of Adjusted Cash From Operations	Management Fees	Leasing Commissions	Expense Reimbursement

Corporate General Partner	2003	$-0-	$718,749	$-0-	$40,000
Individual General Partner	2003	$-0-	$179,687	$-0-	$10,000
Corporate General Partner	2002	$7,233	$819,369	$-0-	$40,000
Individual General Partner	2002	$1,808	$204,842	$-0-	$10,000
Corporate General Partner	2001	$28,931	$953,191	$-0-	$54,240
Individual General Partner	2001	$7,233	$238,298	$-0-	$13,560

See Item 13 - “Certain Relationships and Related Transactions” for a discussion of the above compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth information as of June 30, 2005 as to persons known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class

Vance, Teel & Company, Ltd.[1] 406 E. 85th Street New York, New York 10028	724,430	24.3%

[1]    Each of Robert F. Gossett, Jr., the Individual General Partner and the President of the Corporate General Partner, and Pauline G. Gossett, the Secretary of the Corporate General Partner, own a 25% proportionate interest in Vance, Teel & Company, Ltd.

          The following table sets forth information as of June 30, 2005 with respect to the beneficial ownership of Units of Registrant by (i) each of the General Partners, (ii) each of the directors and executive officers of the Corporate General Partner, and (iii) all General Partners and executive officers and directors of the Corporate General Partner, as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

1345 Realty Corporation[1]	-0-	0%
Robert F. Gossett, Jr.[2]	181,107.5	6.1%
Pauline G. Gossett[3]	181,107.5	6.1%
All General Partners and Directors and Executive Officers as a group (3 persons)	362,215	12.1%

1. 1345 Realty Corporation is the Corporate General Partner.

2.   Mr. Gossett is the Individual General Partner and the President of the Corporate General Partner.  Consists of Mr. Gossett’s 25% proportionate interest in Vance, Teel & Company, Ltd.  He disclaims beneficial ownership of the remaining 75% proportionate interest owned by his wife, Pauline Gossett, and his two adult children.

[3]   Ms. Gossett is the Secretary of the Corporate General Partner.  Consists of Ms. Gossett’s 25% proportionate interest in Vance, Teel & Company, Ltd.  She disclaims beneficial ownership of the remaining 75% proportionate interest owned by her husband, Robert F. Gossett, Jr., and her two adult children.

          Robert F. Gossett, Jr., the Individual General Partner and an officer and director of the Corporate General Partner, and Pauline G. Gossett, an officer of the Corporate General Partner, own all of the outstanding capital stock of the Corporate General Partner.

          Registrant does not have any equity compensation plans.

Item 13.	Certain Relationships and Related Transactions.

          Registrant has and will continue to have certain relation-ships with the General Partners and their affiliates as discussed below.

          In 2003, the General Partners received no distributions of adjusted cash from operations.  For the year ended December 31, 2003, $79,578 (1%) of Registrant’s net loss was allocated to the General Partners ($63,662 to the Corporate General Partner and $15,916 to the Individual General Partner).

          The General Partners or their affiliates are also entitled to receive:  a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from opera-tions less the asset management fee; an asset management fee for managing Registrant’s funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property management services for Registrant’s properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for net leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases.  During the year ended December 31, 2003, the General Partners earned an aggregate of $898,436 of such management fees ($718,749 to the Corporate General Partner and $179,687 to the Individual General Partner), the receipt of all of which was deferred.

          The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at the following rates:  (i) in the case of a property leased long-term (10 or more years) net (or similar) basis, 1% of annual gross revenues; and (ii) in the case of other properties, a fee, not to exceed the competitive rate charged by others rendering similar services in the same geographical area, not greater than 6% of annual gross revenues where the General Partners or their affiliates perform leasing, re-leasing and related leasing services, or 3% of annual gross revenues where they do not perform any such services.  If a long-term net (or similar) lease is terminated for any reason and the General Partners or their affiliates perform leasing, re-leasing or leasing related services, they will be entitled to a leasing fee of 3% of the gross revenue for the first five years of each replacement lease signed.  During the year ended December 31, 2003, no such fees were paid to the General Partners.

          During the year ended December 31, 2003, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant’s operations aggregating $50,000 ($40,000 to the Corporate General Partner and $10,000 to the Individual General Partner).

          As of December 31, 2003, Registrant was indebted to the General Partners in the amount of $1,227,589 for deferred and unpaid fees.

Item 14.	Principal Accountant Fees and Services.

          The firm of BDO Seidman, LLP is Registrant’s current independent auditors. The independent auditors previously engaged by Registrant was Ernst & Young LLP.  Fees paid to BDO Seidman, LLP and to Ernst & Young LLP for each of the fiscal years ended December 31, 2003 and 2002 were as follows:

          Audit Fees.  Fees for audit services provided by BDO Seidman, LLP for the years ended December 31, 2003 and 2002 aggregated $95,000, of which $85,000 was paid in 2004 and 2005 and $10,000 has yet to be paid.  Fees for audit services provided by Ernst & Young LLP for the years ended December 31, 2003 and 2002 aggregated $24,000 (all of which was paid in 2003) and $129,099 ($107,099 of this amount was paid in 2003 and $22,000 was paid in 2002), respectively.  Audit services consisted solely of the audit of Registrant’s consolidated financial statements.

Audit-Related Fees. There were no fees for audit-related services provided during the years ended December 31, 2003 and 2002 by BDO Seidman, LLP or Ernst & Young LLP.

Tax Fees. There were no fees for tax services provided during the years ended December 31, 2003 and 2002 by BDO Seidman, LLP or Ernst & Young LLP.

All Other Fees. There were no other fees during the years ended December 31, 2003 and 2002 for products or services provided by BDO Seidman, LLP or Ernst & Young LLP.

          Registrant does not have an audit committee.  The Individual General Partner is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed by Registrant’s independent auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1), (2)	See page F-2.

(a)(3)	Exhibits:	Sequential Page Number

3.	Certificate of Limited Partnership, incorporated by reference to Exhibit 4 to Registration Statement No. 33-2258 (the “Registration Statement”).

4.(a)

Amended and Restated Agreement of Limited Partnership dated as of July 24, 1995, incorporated by reference to Exhibit 4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

10.(a)	Property Management Agreement, incorporated by reference to Exhibit 10B to the Registration Statement.

(b)	Environmental Compliance and Indemnification Agreement dated , 1996, made by Registrant. [1]

(c)	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated September 26, 1996, made by Registrant with respect to the LightCross Building.[1]

(d)	First Amendment to Deed of Trust dated December , 1996, made by Registrant with respect to the LightCross` Building.[1]

[1] Incorporated by reference to Exhibits 10(k), (m), (n), (t), and (u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(e)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated September 26, 1996, made by Registrant with respect to the Mercury Insurance Group Building.[1]

(f)	First Amendment to Mortgage dated December , 1996, made by Registrant with respect to the Mercury Insurance Group Building.[1]

(g)	Amended and Restated Loan Agreement dated as of October 12, 2000 between Registrant and Fleet National Bank.[2]

(h)	Amended and Restated Secured Promissory Note dated October 12, 2000, made by Registrant.[2]

(i)	Second Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 12, 2000 made by Registrant with respect to Alamo Towers.[2]

(j)	Third Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 12, 2000 made by Registrant with respect to the LightCross Building.[2]

[2] Incorporated by reference to Exhibits 10 (o), (p), (r), (s), and (u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(k)

Third Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of October 12, 2000 made by Registrant with respect to the Mercury Insurance Group Building.[2]

(l)	Splitter Agreement dated as of August 9, 1999 between Fleet Bank and Registrant.[3]

(m)	Demand Note dated August 9, 1999 made by Registrant.[3]

(n)	Assignment of Mortgages and Note dated as of August 9, 1999 made by Registrant with respect to 475 Fifth Avenue.[3]

(o)	Consolidated and Restated Promissory Note dated August 9, 1999 made by 475 Fifth Avenue Limited Partnership.[3]

(p)	Mortgage Consolidation, Assignment of Rents, Security Agreement and Fixture Filing made as of August 9, 1999 by 475 Fifth Avenue Limited Partnership to and for the benefit of Heller Financial, Inc.[3]

(q)	Letter Agreement dated August 9, 1999 made by Robert F. Gossett, Jr. to and for the benefit of Heller.[3]

(r)	Manager’s Agreement, Subordination and Consent to Assignment dated as of August 9, 1999 made by Registrant to and for the benefit of Heller.[3]

[3] Incorporated by reference to Exhibits 10 (v), (w), (x), (y), (z), (aa), (bb), and (cc) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(s)	Hazardous Substance Indemnification Agreement dated as of August 9, 1999 made by 475 Fifth Avenue Limited Partnership and Robert F. Gossett, Jr. to and for the benefit of Heller.[3]

(t)	Lease dated as of November 17, 2000 between Registrant and LightCross, Inc. with respect to the LightCross Building.[4]

(u)

Purchase and Sale Agreement dated as of September 7, 2004 between Registrant and FSP 5601 Executive Drive Limited Partnership with respect to the Directory Building, incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated September 8, 2004.

(v)

Lease Agreement dated June 16, 2004 between Registrant and Mercury Insurance Services, LLC with respect to the Mercury Insurance Group Building, incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K dated June 18, 2004.

(w)

Purchase and Sale Agreement dated as of January 28, 2005 between Registrant and Vision Systems Group, Inc. with respect to the Tumi Building, incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated January 31, 2005.

[4] Incorporated by reference to Exhibit 10 (dd) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(x)

Amendment to Purchase and Sale Agreement dated as of March 29, 2005 between Registrant and Vision Systems Group, Inc. with respect to the Tumi Building, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated April 25, 2005.

14.1	Code of Ethics of Registrant effective as of January 1, 2004.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.1

Certification of Principal Executive Officer and Principal Financial Officer Regarding Annual Report pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

	By:	1345 REALTY CORPORATION
as Corporate General Partner

Dated: July 12, 2005	By:	/s/ ROBERT F. GOSSETT, JR.

ROBERT F. GOSSETT, JR., President

Dated: July 12, 2005	By:	/s/ ROBERT F. GOSSETT, JR.

ROBERT F. GOSSETT, JR. Individual General Partner

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.

1345 REALTY CORPORATION

Dated: July 12, 2005	By:	/s/ ROBERT F. GOSSETT, JR.

Robert F. Gossett, Jr. President, Director

Dated: July 12, 2005	By:	/s/ PAULINE G. GOSSETT

Pauline G. Gossett Secretary