Form 10-Q
period 2004-03-31
CORPORATE REALTY INCOME FUND I L P
filed 2005-09-15
CIK 785898

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-15796

Corporate Realty Income Fund I, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3311993

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

475 Fifth Avenue, New York, New York	10017

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (212) 696-0701

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
Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES

-ii-

Part I.  Financial Information

Item 1.	Financial Statements.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2004 and December 31, 2003

	March 31 2004	December 31 2003

	(Unaudited)
ASSETS
Real estate, at cost:
Land	$13,869,732	$13,869,732
Buildings and improvements	77,004,885	76,842,020
Equipment and furniture	199,255	199,255

	91,073,872	90,911,007
Less accumulated depreciation	(23,818,927)	(23,094,704)

	67,254,945	67,816,303
Assets associated with real estate held for sale	16,144,138	16,150,889

Net real estate	83,399,083	83,967,192
Cash and cash equivalents	848,369	632,954
Accounts receivable, net of allowance for doubtful account of $134,680 in 2004 and $165,226 in 2003	302,899	485,199
Notes receivable	25,866	26,291
Deferred rent receivable	2,151,590	2,171,243
Deferred financing costs, net of accumulated amortization of $1,019,497 in 2004 and $984,659 in 2003	479,731	514,569
Lease commissions and deferred legal fees, net of accumulated amortization of $1,713,259 in 2004 and $1,857,192 in 2003	2,015,551	2,055,769
Escrow deposits	545,431	74,083
Deposits and other assets	526,448	998,025

Total assets	$90,294,968	$90,925,325

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$4,069,404	$4,487,016
Mortgage loans payable	40,978,277	41,193,343
Due to general partners	1,196,321	921,562
Other liabilities	811,851	824,793
Obligations associated with real estate held for sale	14,431,511	14,146,107

Total liabilities	61,487,364	61,572,821

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	256,187	261,636
Cash distributions	(684,596)	(684,596)

	(427,409)	(421,960)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2004 and 2003)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	25,362,200	25,901,651
Accumulated cash distributions	(67,852,043)	(67,852,043)

	29,235,013	29,774,464

Total partners’ capital	28,807,604	29,352,504

Total liabilities and partners’ capital	$90,294,968	$90,925,325

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Revenue:
Rental	$3,185,500	$3,092,849
Interest and other income	349,771	22,974

	3,535,271	3,115,823

Expenses:
Interest	724,397	730,597
Depreciation	724,223	717,896
Amortization	124,409	142,865
Property operations	1,910,679	1,661,888
Management fees - affiliate	161,514	205,247
Bad debt expense	524,493	273,479
General and administrative	204,007	192,563

	4,373,722	3,924,535

Net loss from continuing operations	(838,451)	(808,712)
Net income from discontinued operations	293,551	136,968

Net loss	$(544,900)	$(671,744)

Net loss allocated:
General partners	$(5,449)	$(6,717)
Limited partners	(539,451)	(665,027)

	$(544,900)	$(671,744)

Net income (loss) per unit of limited partnership interests:
Continuing operations	(0.28)	(0.27)
Discontinued operations	0.10	0.05

Net loss per unit of limited partnership interests	$(0.18)	$(0.22)

Distribution per unit of limited partnership interests	$––	$––

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2004 and 2003
(Unaudited)

	2004	2003

Operating activities:
Net loss	$(544,900)	$(671,744)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization*	856,605	1,072,814
Bad debt expense	524,493	273,479
Deferred rent receivable, net	(409,481)	(148,410)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	86,941	(266,204)
Notes receivable	425	14,581
Lease commissions and deferred legal fees	(57,326)	(273,239)
Escrow deposits	(459,328)	(473,280)
Deposits and other assets*	478,328	387,828
Increase (decrease) in:
Accounts payable and accrued expenses*	(423,619)	668,065
Due to general partners*	318,834	13,424
Other liabilities*	234,394	(26,462)

Total adjustments	1,150,266	1,242,596

Net cash provided by operating activities	605,366	570,852

Investing activities:
(Increase) decrease in escrow deposits	(12,020)	201,850
Capital and tenant improvements*	(162,865)	(380,503)

Net cash used in investing activities	(174,885)	(178,653)

Financing activities:
Repayments of mortgage loans payable*	(215,066)	(219,776)

Net cash used in financing activities	(215,066)	(219,776)

Net increase in cash and cash equivalents	215,415	172,423
Cash and cash equivalents at beginning of period	632,954	1,320,368

Cash and cash equivalents at end of period	$848,369	$1,492,791

* Including from discontinued operations.

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1.       General

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the “Partnership” or the “Registrant”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

          The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant’s annual report on Form 10-K for the year ended December 31, 2003.

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

2.       Revenue Recognition

          Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying consolidated balance sheets.  Accordingly, rental income for the three months ended March 31, 2004 and 2003 includes $409,481 and $148,410, respectively, of adjustments to income on the straight-line basis over the actual amount billed.

3.       Real Estate Held for Sale

          Registrant follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”).  In accordance with Statement 144, Registrant classifies an operating property as held for sale when it determines that the property is available for immediate sale in its present condition and management is reasonably certain that a sale will be consummated.  Operating properties held for sale are carried at the lower of cost or fair value less costs to sell.  Depreciation and amortization are suspended during the held-for-sale period.  The operations of properties held for sale are reclassified into discontinued operations for all periods presented.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

          In accordance with Statement 144, when Registrant sells a property and will not have continuing involvement after disposition, its operations and gain on sale are reported in discontinued operations when the operations and cash flows are clearly distinguished.  Once classified as discontinued operations, these properties are eliminated from ongoing operations.  Prior periods are also restated to reflect the operations of these properties as discontinued operations.

4.       Discontinued Operations

          In January 2004, the Partnership classified the Directory Building in Las Colinas, Texas as “held for sale,” upon its decision to market this property for sale.  In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale,” upon its decision to market this property for sale.  Registrant sold the Directory Building in October 2004 and it sold the Tumi Building in April 2005.  In accordance with Statement 144, the results of operations for the Directory Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  However, as the decision to market the Tumi Building was not made until July 2004, the results of its operations are reflected in the Consolidated Statement of Operations as continuing operations for all periods presented.  The major classes of assets and liabilities of real estate held for sale as of March 31, 2004 are as follows:

ASSETS
Land	$4,925,745
Buildings and improvements	21,921,139
Equipment and furniture	63,352
Accumulated depreciation	(11,368,173)
Lease commissions and deferred legal fees	594,771
Deposits and other assets	7,304

Assets associated with real estate held for sale	$16,144,138

LIABILITIES
Accounts payable and accrued expenses	$834,073
Mortgage loans payable	13,000,000
Due to general partners	350,102
Other liabilities	247,336

Obligations associated with real estate held for sale	$14,431,511

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

          The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31

	2004	2003

REVENUE
Rental	$742,007	$836,286

EXPENSES
Interest	$103,764	$113,625
Depreciation and amortization	7,973	212,053
Property operating	292,199	323,463
Management fees – affiliate	44,520	50,177

Total expenses	$448,456	$699,318

Net income from discontinued operations	$293,551	$136,968

5.       Leases

          Minimum future rentals from tenants under non-cancelable operating leases as of March 31, 2004 are approximately as follows:

Year ending December 31

2004 (9 months ending 12-31-04)	$6,293,000
2005	9,504,000
2006	8,947,000
2007	8,143,000
2008	6,833,000
Thereafter	29,163,000

Total	$68,883,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric, and real estate taxes.  For the three months ended March 31, 2004 and 2003, escalation charges amounting to $316,329 and $304,991, respectively, have been included in rental revenue.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

6.       Transactions with General Partners and Affiliates

          Following is a summary of the fees earned for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31

	2004	2003

From continuing operations:
Partnership management fees	$-0-	$51,836
Property management fees	161,514	153,411

Total from continuing operations:	$161,514	$205,247

From discontinued operations:
Property management fees	$44,520	$50,177

7.       Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31

	2004	2003

Cash paid for interest	$830,119	$846,541

8.       Contingencies

          In March 1999, Gdynia American Line, Inc. (“Gdynia”), a tenant who had occupied approximately 20% of the Tumi Building, filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  The lease was rejected in bankruptcy proceedings and the Partnership is currently pursuing amounts from Polish Ocean Lines, a Polish corporation partially owned by the Polish government, that is jointly and severally obligated under Gdynia’s lease.  On May 4, 2001, the Partnership obtained a judgment in the approximate amount of $4,389,400 against Polish Ocean Lines for amounts due under the lease.  Such amount has not been recognized in income as there can be no assurance as to the Partnership’s ability to collect any of this judgment.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

9.        Subsequent Events

          As discussed in Note 4 above, the Partnership classified the Directory Building as “held for sale” in January 2004.  On October 18, 2004, the Partnership sold the Directory Building for $16,100,000.  The proceeds from the sale of the Directory Building were used to partially pay down its secured variable-rate loan from Fleet National Bank, a Bank of America company (the “Fleet Loan”) by $13,000,000 and to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.

          As discussed in Note 4 above, the Partnership classified the Tumi Building as “held for sale” in July 2004.  On April 25, 2005, the Partnership sold the Tumi Building for an adjusted gross sales price of $9,440,000. The Partnership utilized $6,524,000 of the sale proceeds (including interest earned on such sale proceeds) to pay down the Fleet Loan; the balance of net proceeds are being used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.

          On August 9, 2005, the Partnership entered into amended loan documents with Bank of America, N.A., successor by merger to Fleet National Bank, to finance the outstanding balance of the Fleet Loan (approximately $3,104,000) plus an additional $3,000,000 advance for a term expiring on August 15, 2007. The amended loan is secured by all of the Partnership’s properties other than its New York building and includes terms and conditions that are substantially similar to the Fleet Loan.

          In August 2005, the Partnership made a decision to market the Alamo Towers in San Antonio, Texas for sale.  The Partnership has yet to solicit offers to purchase this property and there is no assurance that it will be able to sell the Alamo Towers on acceptable terms.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

          Since December 2001, Registrant has experienced a loss of tenants at its properties (particularly 475 Fifth Avenue in New York and the Mercury Insurance Group Building in Oklahoma City), granted rent concessions and/or reduced rental rates in connection with obtaining lease extensions at the Directory Building in Las Colinas, Texas and at the Tumi Building in South Plainfield, New Jersey, and spent millions of dollars in capital improvements at the New York and San Antonio, Texas buildings, all of which have affected Registrant’s liquidity.  Historically, Registrant had looked to cash flow from operations, the Fleet Loan (a line-of-credit mortgage loan), and working capital to provide liquidity.  However, Registrant’s rental revenues have since declined and its ability to generate additional revenues from new tenants is now dependent upon Registrant’s ability to fund tenant improvements and leasing commissions associated with any new leases.  In addition, Registrant exhausted its borrowing capacity under the Fleet Loan.  Finally, Registrant has depleted most of its working capital while it has increased its accounts payable and accrued expenses.

          Registrant’s plan to increase its liquidity centers on the sale of one or more of its properties and refinancing of the Fleet Loan.  In October 2004, Registrant sold the Directory Building in Las Colinas, Texas.  In April 2005, Registrant sold the Tumi Building in South Plainfield, New Jersey.  Registrant has used, and is continuing to use, such sales proceeds to pay down the Fleet Loan and to augment working capital, including the funding of tenant improvements and leasing commissions at its properties and reducing accounts payable and accrued expenses.  In August 2005, Registrant entered into amended loan documents with Bank of America to amend and extend the Fleet Loan (as so amended, the “Bank of America Loan”).  The Bank of America Loan features a $3,000,000 loan advance and an extended maturity date of August 15, 2007.  Of such loan advance, $1,000,000 may be used only for tenant improvements, leasing commissions, and capital improvements at the secured properties.  Registrant has also sought to conserve cash by limiting expenses and has been more aggressively pursuing new tenants at its properties.

Liquidity and Capital Resources

     Demands on Liquidity and Capital Resources.

          Registrant experienced difficulties at its properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn.  In 2003, vacancies and relocations of office tenants paying aggregate annual rents of approximately $1,147,000 occurred at 475 Fifth Avenue.  In May 2003, Registrant negotiated an early termination of an office lease (an annual rent of approximately $523,000 until December 2007) in consideration of a $500,000 lease cancellation fee plus rent payments through December 2003.  In January 2004, Registrant obtained a judgment and warrant of eviction against an existing retail tenant with an approximate annual base rent of $360,000; also in January 2004 the tenant filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Registrant has collected all past due amounts from that tenant pursuant to stipulations that permit Registrant to cancel the lease if the tenant does not timely meet its lease obligations.  In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases, with an aggregate annual rent of approximately $1,244,000, from tenants that vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Registrant has filed proofs of claim in those bankruptcy proceedings and has leased approximately 49.3% of that space to replacement tenants.

          Registrant has been accelerating its pace of leasing vacant space in the New York building.  Since January 1, 2003, Registrant has entered into new leases for office space with aggregate annual rents of approximately $622,000 (2003), $878,000 (2004), and $466,000 (2005).  In August 2003, Registrant entered into a lease for retail space at the New York building for a term of 12 years, 9 months at an initial annual rent of $660,000; the tenant commenced paying rent in May 2004.  In 2003, Registrant expended approximately $1,490,000 for tenant improvements and capital improvements and $601,000 for leasing commissions at 475 Fifth Avenue.  During 2004 and 2005, Registrant has incurred obligations of approximately $1,339,000 for tenant improvements (of which approximately $325,400 remains unpaid) and $537,000 for leasing commissions (all of which has been paid) in connection with new leases at 475 Fifth Avenue.  In 2004 and 2005, Registrant has also incurred capital improvement obligations at 475 Fifth Avenue aggregating approximately $732,000, of which approximately $59,500 has yet to be paid.

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

          Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values.  The level of capital improvements decreased significantly in 2002 and 2003 owing to sluggish leasing activity, particularly at 475 Fifth Avenue, and the constraints imposed by Registrant’s available cash.  During 2003, Registrant funded approximately $2,812,000 of building and tenant improvements (primarily in New York and San Antonio and Las Colinas, Texas) and $1,463,000 in leasing commissions.  During 2004 and 2005, Registrant has incurred obligations aggregating approximately $3,289,000 (of which $415,000 remains unpaid) for building and tenant improvements and $967,000 of leasing commissions (of which approximately $11,000 remains unpaid) in connection with new and extended leases at its properties.  Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,900,000) and Alamo Towers (estimated at $4,500,000 if this property is not sold and, instead, significant improvements are made). These additional capital improvements are expected to be made over several years.  Registrant’s limited available cash to fund tenant improvements and leasing commissions has compromised its ability to lease vacant space, but the $3,000,000 loan advance under the Bank of America Loan provides a fresh source of capital.  Registrant has been largely dependent upon sales of its properties and improved real estate operations to fund tenant and capital improvements and leasing commissions.  On October 18, 2004, Registrant sold the Directory Building.  On April 25, 2005, Registrant sold the Tumi Building.  In August 2005, Registrant entered into an Exclusive Sales Listing Agreement, pursuant to which CB Richard Ellis, Inc. will use its best efforts to sell the Alamo Towers.  Registrant has yet to solicit offers to purchase that property and there is no assurance that it will be able to sell the Alamo Towers on acceptable terms.

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

          Registrant has the Bank of America Loan, an amendment and extension of the Fleet Loan that is secured by all of Registrant’s properties except the New York building, under which it received a $3,000,000 loan advance in August 2005.  The maturity date of the Bank of America Loan is August 15, 2007, and it paid a facility fee of $45,000.  In October 2004, Registrant paid down the Fleet Loan by $13,000,000 from the proceeds of the sale of the Directory Building.  In May 2005, Registrant paid down the Fleet Loan by an additional amount of approximately $6,524,000 from the proceeds of the sale of the Tumi Building (including interest earned on such sale proceeds).

          Registrant also has a mortgage loan secured by its New York property (the “475 Loan”), but it does not have any unused borrowing capacity under the 475 Loan other than a small replacement reserve (currently approximately $20,000) to fund certain improvements at 475 Fifth Avenue.

          Liquidity and Sources of Cash.

          At March 31, 2004, Registrant had cash and receivables of approximately $1,151,000 as contrasted to accounts payable and accrued expenses (including those associated with real estate held for sale) of approximately $4,903,000 and amounts due to general partners of approximately $1,546,000.  Although its operations presently do not generate sufficient cash to meet its expenses as they come due, Registrant projects that its current operations will generate a positive cash flow commencing in the second half of 2005. During the three months ended March 31, 2004, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) decreased by approximately $424,000 but the General Partners deferred receipt of approximately $319,000 of fees.  The effect of any deferrals of payables is to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  There can be no assurance that any such accruals and deferrals can or will continue in the future.

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

          Registrant’s operations (including from the Directory Building, which was classified “held for sale”) generated net cash of approximately $605,000 in the three months ended March 31, 2004 as contrasted to $571,000 in the first quarter of 2003.  The increased net cash generated in 2004 as compared to 2003 was largely attributable to amounts due to general partners (approximately $305,000 more cash generated), other liabilities (approximately $261,000 more cash generated), lease commissions and deferred legal fees (approximately $216,000 more cash generated), and accounts receivable (approximately $353,000 more cash generated), which more than offset accounts payable and accrued expenses (approximately $1,092,000 less cash generated, including accounts payable and accrued expenses attributable to real estate held for sale).

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

          In April 2005, Registrant sold the Tumi Building in South Plainfield, New Jersey for a purchase price of $9,750,000.  Fleet accepted approximately $6,524,000 from the proceeds of such sale (including interest earned on such sale proceeds) as a pay down of the Fleet Loan.  Registrant granted the purchaser a credit against the purchase price in the amount of $310,000 and paid (i) sales commissions and other closing costs aggregating approximately $454,700 and (ii) outstanding real estate taxes and leasing commissions related to the Tumi Building totaling approximately $335,700, so that Registrant received net proceeds of approximately $2,132,000 from the sale of the Tumi Building.  Registrant has used, and is continuing to use, such net sales proceeds to finance tenant improvements and leasing commissions and to reduce accounts payable and accrued expenses.

          In August 2005, Registrant obtained the Bank of America Loan to extend and refinance the Fleet Loan.  As discussed above, the Bank of America Loan financed the outstanding balance of the Fleet Loan plus an additional $3,000,000.  Registrant may seek to sell one of its other properties if it determines that the sale proceeds are needed to pay off the Bank of America Loan and/or meet other capital requirements.  In August 2005, Registrant entered into an Exclusive Sales Listing Agreement with respect to the Alamo Towers.  Registrant has yet to solicit offers to purchase that property and there is no assurance that it will be able to sell the Alamo Towers on acceptable terms.

          Registrant has also sought to conserve its cash flow resources by limiting its expenses.  In October 2003, Registrant organized a subsidiary management company to manage its New York property.  Registrant estimates that it reduced its costs by approximately $128,000 over the first 12 months of managing that property and that its subsidiary management company will achieve savings of approximately $122,000 during the calendar year ending December 31, 2005.   Registrant is also exploring other ways of reducing expenses.

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

          Distributions.

          Registrant was forced to suspend distributions for each of the four quarters of 2004 and 2003.  The level of distributions in the future will be dependent upon Registrant’s ability to increase its operating income, which will entail numerous factors, including securing replacement tenants at 475 Fifth Avenue and the Mercury Insurance Group Building and funding additional tenant and capital improvements. Registrant cannot yet estimate when it will resume distributions to Unitholders.  There is no assurance as to the level of any resumed distributions or the date of any such resumption.

          Registrant generally intends to distribute its available cash from operations to Unitholders. However, such distributions are subject to suspension (as is presently the case) or reduction to meet capital requirements and are also limited by the Bank of America Loan agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of rent and step rent receivables.

          Registrant’s ability to improve operating results or resume distributions to Unitholders is dependent upon its success in locating tenants to lease vacant space and its ability to pay for the tenant improvements and leasing commissions associated with any such new tenants.  Registrant also needs to pay its accounts payable and release the liens on its New York property and provide for the pay off of the Bank of America Loan when due.  Registrant has sold the Directory Building and the Tumi Building and obtained the Bank of America Loan to accomplish some of these goals.  Registrant may sell one or more of its remaining properties to provide additional necessary funds.  It has listed the Alamo Towers for sale, but it has yet to solicit offers to purchase that property and there is no assurance as to Registrant’s ability to sell the Alamo Towers or any of its properties, or the terms of any such transaction.

Results of Operations

Three Months Ended March 31, 2004 versus 2003

          Rental income in 2004 increased by 3.0% from 2003, despite vacancies and an early lease termination at the New York building in 2003 and a rent reduction commencing in September 2003 at the LightCross Building in Monterey Park, California, because of the impact of rent concessions in 2003 at the Tumi Building, new leases signed in 2003 and 2004 at the New York building, and an increase in 2004 of rental revenue recognized on a straight-line basis.  Other income, which increased by 1,422.5% from 2003 to 2004, consists of a refund of real estate taxes relating to prior years of approximately $176,000 and the reversal of over-accruals relating to tenants that had previously vacated the New York building.

          Amortization decreased by 12.9% primarily because of the amortization in full in 2003 of commissions relating to terminated leases at the New York property.  Property operating costs increased by 15.0% in 2004 primarily as a result of an increase in New York real property taxes, legal fees incurred as a result of tenant delinquencies in New York, and late fees incurred with respect to the 475 Loan.  Management fees decreased by 21.3% in 2004 from 2003 due to the decrease in rental income. The 91.8% increase in bad debt expense reflects the write-off in 2004 of deferred rent receivable from tenants that vacated the New York property. General and administrative expenses increased by 5.9% in 2004 from 2003 due to increases in transfer agent, auditing, and tax preparation costs.

          Net income from discontinued operations for the three months ended March 31, 2004 is attributable to the Directory Building, which was classified as held for sale in January 2004.  Net income from discontinued operations increased by 114.3% from 2003 to 2004, despite the decrease in rental revenue payable by the tenant in connection with a lease extension, because Registrant did not recognize any depreciation in 2004 after the property was classified as “held for sale” and because of a 9.7% decrease in operating costs from that property.  In compliance with the adoption of Statement 144, if Registrant sells an asset in the current year, the Partnership is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for the three months ended March 31, 2004 decreased by 18.9% from the comparable period in 2003.  The decrease in Registrant’s net loss was primarily attributable to the increase in other income and the increase in net income from discontinued operations.

Financial Statement Presentation

          The consolidated financial statements of Registrant have been prepared assuming that Registrant will realize assets and satisfy liabilities in the normal course of business.  Registrant has incurred recurring losses and working capital deficiencies.  These conditions are a result of a deterioration in property operations arising primarily from a persistent sluggish leasing environment, particularly as it relates to the 475 Fifth Avenue property, the occurrence of tenant bankruptcies, the early termination of leases in certain of Registrant’s properties, and the need to expend significant sums for tenant improvements and leasing commissions associated with re-leasing vacant space in advance of generating cash flows from such replacement leases.  The 475 Loan has an outstanding principal balance as of September 14, 2005 of approximately $30,409,000 and is due and payable on September 1, 2009.  Although, as of September 14, 2005 Registrant was current in payments under the 475 Loan, it has been in arrears by as much as approximately $482,000 (two months) under that loan.  The holder of the 475 Loan has never declared a default or imposed a default rate of interest under that loan.  The Bank of America Loan has an outstanding principal balance as of September 9, 2005 of approximately $6,098,000 and is due and payable on August 15, 2007.  Registrant’s New York building has liens filed against it in the aggregate initial amount of approximately $287,000, of which approximately $73,000 remains unpaid.  Additional liens in the aggregate outstanding amount of approximately $873,000 have been filed against that building for amounts owed by tenants in the building to contractors and other providers.

          Registrant has been addressing these conditions by selling properties and refinancing its variable-rate debt to generate cash to reduce its debt obligations and accounts payable and to fund future leasing commissions and tenant improvements at its remaining properties.  In October 2004, Registrant sold the Directory Building for a gross sales price of $16,100,000.  The proceeds from the sale of the Directory Building were used to partially pay down the Fleet Loan by $13,000,000, to fund tenant improvements and leasing commissions, and to reduce accounts payable and accrued expenses.  In April 2005, Registrant sold the Tumi Building for a gross sales price of $9,750,000.  Registrant utilized proceeds from the sale of the Tumi Building (including interest earned on such sale proceeds) to pay down the Fleet Loan by approximately $6,524,000.  The balance of the net sales proceeds has been, and is expected to continue to be, used to finance tenant improvements and leasing commissions and to reduce accounts payable and accrued expenses.  In August 2005, Registrant entered into a listing agreement with respect to the Alamo Towers, but it has yet to solicit offers to purchase that property and there is no assurance that it will be able to sell the Alamo Towers on acceptable terms.  In August 2005, Registrant obtained the Bank of America Loan to refinance the outstanding balance of the Fleet Loan (approximately $3,104,000), provide an additional $3,000,000 loan advance, and extend the loan maturity to August 15, 2007.  Registrant projects that current operations will generate positive cash flow over the next 12 months, but such projected positive cash flow only begins in the second half of 2005.  There can be no assurance as to Registrant’s future operations.

          Registrant will record a gain or loss from discontinued operations in 2004 from the sale of the Directory Building and in 2005 from the sale of the Tumi Building.  Registrant’s operations after the sale of those properties can be expected to reflect decreased rental revenues and decreased depreciation, property operations, and management fee expenses.  In addition, the related paydowns of the Fleet Loan will result in decreased interest expense.

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

          Discontinued Operations.

          The application of current accounting principles that govern the classification of any of the Partnership’s properties as held for sale on the balance sheet, or the presentation of results of operations and gains on the sale of these properties as discontinued, requires management to make certain significant judgments.  In evaluating whether a property meets the criteria set forth by Statement 144, the Partnership makes a determination as to the point in time that it can be reasonably certain that a sale will be consummated.  Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract.  In addition, certain other matters critical to the final sale, such as financing arrangements often remain pending even upon contract acceptance.  As a result, properties under contract may not close within the expected time period, or may not close at all. Due to these uncertainties, it is not likely that the Partnership can meet the criteria of Statement 144 prior to the sale formally closing.  Therefore, any properties categorized as held for sale represent only those properties that management has determined are likely to close within the requirements set forth in Statement 144.

          Valuation of Properties Held for Use and Sale.

          On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell.  Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period.  These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the year ended December 31, 2003, Registrant recorded impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building.  For the quarter ended March 31, 2004, no impairment losses were recognized.

          Bad Debts

          Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries.  As of March 31, 2004, Registrant maintained an allowance for doubtful accounts of approximately $135,000. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

          Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

          Registrant has the 475 Loan, a fixed rate debt instrument.  In August 2005, Registrant obtained the Bank of America Loan, a variable rate debt instrument, which refinanced the Fleet Loan and provided a $3,000,000 loan advance that may be used for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties.  As of March 31, 2004, approximately 42.8% of Registrant’s outstanding debt was subject to variable rates.  In addition, the average interest rate on Registrant’s debt increased from 6.07% at December 31, 2003 to 6.1% at March 31, 2004. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

          A change of 1% in the index rate to which Registrant’s variable rate debt is tied would change the annual interest incurred by Registrant by approximately $231,000, based upon the balances outstanding on variable rate instruments at March 31, 2004.

Item 4.	Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures

          Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are adequate.

(b)     Changes in Internal Controls

          There have not been any significant changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 6.	Exhibits.

          The following exhibits are filed with this report:

99.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.
99.2

Certification of Principal Executive Officer and Principal Financial Officer Regarding Quarterly Report pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

By: 1345 REALTY CORPORATION
AS CORPORATE GENERAL PARTNER

Date: September 15, 2005	By:	/s/ Robert F. Gossett, Jr.

Robert F. Gossett, Jr., President

Date: September 15, 2005	By:	/s/ Pauline G. Gossett

Pauline G. Gossett, Secretary