Form 10-Q
period 2004-06-30
CORPORATE REALTY INCOME FUND I L P
filed 2005-09-15
CIK 785898

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2004 and December 31, 2003

	June 30 2004	December 31 2003

	(Unaudited)
ASSETS
Real estate, at cost:
Land	$13,869,732	$13,869,732
Buildings and improvements	77,290,497	76,842,020
Equipment and furniture	199,255	199,255

	91,359,484	90,911,007
Less accumulated depreciation	(24,543,149)	(23,094,704)

	66,816,335	67,816,303
Assets associated with real estate held for sale	16,199,096	16,150,889

Net real estate	83,015,431	83,967,192
Cash and cash equivalents	480,006	632,954
Accounts receivable, net of allowance for doubtful account of $134,680 in 2004 and $165,226 in 2003	252,949	485,199
Notes receivable	24,588	26,291
Deferred rent receivable	2,010,473	2,171,243
Deferred financing costs, net of accumulated amortization of $1,054,335 in 2004 and $984,659 in 2003	444,893	514,569
Lease commissions and deferred legal fees, net of accumulated amortization of $1,810,803 in 2004 and $1,857,192 in 2003	2,175,201	2,055,769
Escrow deposits	240,529	74,083
Deposits and other assets	961,323	998,025

Total assets	$89,605,393	$90,925,325

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$4,062,575	$4,487,016
Mortgage loans payable	40,769,486	41,193,343
Due to general partners	1,183,492	921,562
Other liabilities	946,201	824,793
Obligations associated with real estate held for sale	14,588,884	14,146,107

Total liabilities	61,550,638	61,572,821

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	248,658	261,636
Cash distributions	(684,596)	(684,596)

	(434,938)	(421,960)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2004 and 2003)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	24,616,880	25,901,651
Accumulated cash distributions	(67,852,043)	(67,852,043)

	28,489,693	29,774,464

Total partners’ capital	28,054,755	29,352,504

Total liabilities and partners’ capital	$89,605,393	$90,925,325

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Revenue:
Rental	$2,717,243	$2,848,920
Lease cancellation	—	500,000
Interest and other income	97,439	20,146

	2,814,682	3,369,066

Expenses:
Interest	722,677	734,856
Depreciation	724,222	717,898
Amortization	124,418	142,866
Property operations	1,797,472	1,744,897
Management fees - affiliate	164,726	249,442
Bad debt expense	132,119	264,229
General and administrative	178,085	149,972

	3,843,719	4,004,160

Net loss from continuing operations	(1,029,037)	(635,094)
Net income (loss) from discontinued operations	276,189	(40,294)

Net loss	$(752,848)	$(675,388)

Net loss allocated:
General partners	$(7,528)	$(6,754)
Limited partners	(745,320)	(668,634)

	$(752,848)	$(675,388)

Net income (loss) per unit of limited partnership interests:
Continuing operations	(0.34)	(0.21)
Discontinued operations	0.09	(0.01)

Net loss per unit of limited partnership interests	$(0.25)	$(0.22)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Revenue:
Rental	$5,902,742	$5,941,769
Lease cancellation	—	500,000
Interest and other income	447,210	43,120

	6,349,952	6,484,889

Expenses:
Interest	1,447,074	1,465,453
Depreciation	1,448,445	1,435,794
Amortization	248,827	285,731
Property operations	3,708,151	3,406,785
Management fees - affiliate	326,240	454,689
Bad debt expense	656,612	537,708
General and administrative	382,092	342,535

	8,217,441	7,928,695

Net loss from continuing operations	(1,867,489)	(1,443,806)
Net income from discontinued operations	569,740	96,674

Net loss	$(1,297,749)	$(1,347,132)

Net loss allocated:
General partners	$(12,977)	$(13,471)
Limited partners	(1,284,772)	(1,333,661)

	$(1,297,749)	$(1,347,132)

Net income (loss) per unit of limited partnership interests:
Continuing operations	(0.62)	(0.48)
Discontinued operations	0.19	0.03

Net loss per unit of limited partnership interests	$(0.43)	$(0.45)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003

Operating activities:
Net loss	$(1,297,749)	$(1,347,132)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization*	1,713,218	2,145,630
Bad debt expense	656,612	537,708
Deferred rent receivable, net	(400,492)	(185,080)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	136,892	(292,410)
Notes receivable	1,703	25,813
Lease commissions and deferred legal fees	(314,520)	(1,108,532)
Escrow deposits	(142,390)	138,541
Deposits and other assets*	17,102	(113,182)
Increase (decrease) in:
Accounts payable and accrued expenses*	(315,116)	1,464,594
Due to general partners*	350,081	387,730
Other liabilities*	366,708	(112,336)

Total adjustments	2,069,798	2,888,476

Net cash provided by operating activities	772,049	1,541,344

Investing activities:
Increase in escrow deposits	(24,056)	(1,091)
Capital and tenant improvements*	(477,084)	(1,445,857)

Net cash used in investing activities	(501,140)	(1,446,948)

Financing activities:
Repayments of mortgage loans payable*	(423,857)	(425,966)

Net cash used in financing activities	(423,857)	(425,966)

Net decrease in cash and cash equivalents	(152,948)	(331,570)
Cash and cash equivalents at beginning of period	632,954	1,320,368

Cash and cash equivalents at end of period	$480,006	$988,798

See accompanying notes.

* Including from discontinued operations.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

1.        General

           The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the “Partnership” or the “Registrant”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

2.        Revenue Recognition

           Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying consolidated balance sheets.  Accordingly, rental income for the three months ended June 30, 2004 and 2003 includes $30,308 and $36,670, respectively, of adjustments to income on the straight-line basis over the actual amount billed.  Rental income for the six months ended June 30, 2004 and 2003 includes $400,483 and $185,080, respectively, of adjustments to income on the straight-line basis over the actual amount billed.

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
June 30, 2004
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

4.        Discontinued Operations

           In January 2004, the Partnership classified the Directory Building in Las Colinas, Texas as “held for sale,” upon its decision to market this property for sale.  In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale,” upon its decision to market this property for sale.  Registrant sold the Directory Building in October 2004 and it sold the Tumi Building in April 2005.  In accordance with Statement 144, the results of operations for the Directory Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  However, as the decision to market the Tumi Building was not made until July 2004, the results of its operations are reflected in the Consolidated Statement of Operations as continuing operations for all periods presented.  The major classes of assets and liabilities of real estate held for sale as of June 30, 2004 are as follows:

ASSETS
Land	$4,925,745
Buildings and improvements	21,949,746
Equipment and furniture	63,352
Accumulated depreciation	(11,368,173)
Lease commissions and deferred legal fees	594,771
Deposits and other assets	33,655

Assets associated with real estate held for sale	$16,199,096

LIABILITIES
Accounts payable and accrued expenses	$949,405
Mortgage loans payable	13,000,000
Due to general partners	394,178
Other liabilities	245,301

Obligations associated with real estate held for sale	$14,588,884

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30		Six Months Ended June 30

	2004	2003	2004	2003

REVENUE
Rental	$742,006	$647,727	$1,484,013	$1,484,013

EXPENSES
Interest	$103,616	$111,869	$207,380	$225,494
Depreciation and amortization	7,973	212,052	15,946	424,105
Property operating	309,707	325,236	601,906	648,699
Management fees - affiliate	44,521	38,864	89,041	89,041

Total expenses	$465,817	$688,021	$914,273	$1,387,339

Net income (loss) from discontinued operations	$276,189	$(40,294)	$569,740	$96,674

5.         Leases

            Minimum future rentals from tenants under non-cancelable operating leases as of June 30, 2004 are approximately as follows:

            Year ending December 31

2004 (6 months ending 12-31-04)	$3,829,000
2005	9,504,000
2006	8,947,000
2007	8,143,000
2008	6,833,000
Thereafter	29,163,000

Total	$66,419,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric, and real estate taxes.  For the three months ended June 30, 2004 and 2003, escalation charges amounting to $398,483 and $327,822, respectively, have been included in rental revenue. For the six months ended June 30, 2004 and 2003, escalation charges amounting to $714,812 and $632,813, respectively, have been included in rental revenue.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

6.         Transactions with General Partners and Affiliates

            Following is a summary of the fees earned for the six months ended June 30, 2004 and 2003:

	Six Months Ended June 30

	2004	2003

From continuing operations:
Partnership management fees	$-0-	$103,672
Property management fees	326,240	351,017

Total from continuing operations:	$326,240	$454,689

From discontinued operations:
Property management fees	$89,041	$89,041

7.         Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30

	2004	2003

Cash paid for interest	$1,665,012	$1,705,002

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
June 30, 2004
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

            As discussed in Note 4 above, the Partnership classified the Tumi Building as “held for sale” in July 2004.  On April 25, 2005, the Partnership sold the Tumi Building for an adjusted gross sales price of $9,440,000. The Partnership utilized $6,524,000 (including interest earned on such sale proceeds) of the sale proceeds to pay down the Fleet Loan; the balance of net proceeds are being used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.

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

           Liquidity and Sources of Cash.

           At June 30, 2004, Registrant had cash and receivables of approximately $733,000 as contrasted to accounts payable and accrued expenses (including those associated with real estate held for sale) of approximately $5,012,000 and amounts due to general partners of approximately $1,578,000.  Although its operations presently do not generate sufficient cash to meet its expenses as they come due, Registrant projects that its current operations will generate a positive cash flow commencing in the second half of 2005.  During the six months ended June 30, 2004, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) decreased by approximately $315,000 but the General Partners deferred receipt of approximately $350,000 of fees.  The effect of any deferrals of payables is to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  There can be no assurance that any such accruals and deferrals can or will continue in the future.

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

           Registrant’s operations (including from the Directory Building, which was classified “held for sale”) generated net cash of approximately $772,000 in the six months ended June 30, 2004 as contrasted to $1,541,000 in the comparable period of 2003.  The decreased net cash generated in 2004 as compared to 2003 was largely attributable to accounts payable and accrued expenses (approximately $1,780,000 less cash generated, including accounts payable and accrued expenses attributable to real estate held for sale), net loss, adjusted for depreciation, amortization, bad debt expense, and deferred rent receivable (approximately $480,000 less cash generated),  and escrow deposits - operating (approximately $281,000 less cash generated), which more than offset deposits and other assets (approximately $130,000 more cash generated), other liabilities (approximately $479,000 more cash generated), lease commissions and deferred legal fees (approximately $794,000 more cash generated), and accounts receivable (approximately $429,000 more cash generated).  Net cash used in investing activities approximated $501,000 in the first two quarters of 2004 as contrasted to approximately $1,447,000 in the six months ended June 30, 2003, almost all of which was attributable to building and tenant improvements in such periods.

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

           Registrant’s ability to improve operating results or resume distributions to Unitholders is dependent upon its success in locating tenants to lease vacant space and its ability to pay for the tenant improvements and leasing commissions associated with any such new tenants.  Registrant also needs to pay its accounts payable and release the liens on its New York property and provide for the pay off of the Bank of America Loan when due.  Registrant has sold the Directory Building and the Tumi Building and obtained the Bank of America Loan to accomplish some of these goals.  Registrant may sell one or more of its remaining properties to provide additional necessary funds.  It has listed the Alamo Towers for sale, but it has yet to solicit offers to purchase that property and there is no assurance as to Registrant’s ability to sell any of its properties, or the terms of any such transaction.

Results of Operations

Six Months Ended June 30, 2004 versus 2003

          Rental income in 2004 decreased by 0.7% from 2003, despite the impact of rent concessions in 2003 at the Tumi Building and new leases signed in 2003 and 2004 at the New York building, because of vacancies and an early lease termination at the New York building in 2003 and a rent reduction commencing in September 2003 at the LightCross Building in Monterey Park, California.  In the six months ended June 30, 2003, Registrant realized lease cancellation income in the amount of $500,000 from an office tenant in the New York property; there was no such income in the comparable period of 2004.  Other income, which increased by 937.1% from 2003 to 2004, consists of a refund of real estate taxes relating to prior years of approximately $176,000, the reversal of over-accruals relating to tenants that had previously vacated the New York building, and the collection of a New York tenant receivable that had previously been written-off.

          Amortization decreased by 12.9% primarily because of the amortization in full in 2003 of commissions relating to terminated leases at the New York property.  Property operating costs increased by 8.8% in 2004 primarily as a result of an increase in New York real property taxes, legal fees incurred as a result of tenant delinquencies in New York, and late fees incurred with respect to the 475 Loan.  Management fees decreased by 28.2% in 2004 from 2003 due to the decrease in rental income.  Bad debt expense increased by 22.1% from 2003 because of the write-off in 2004 of deferred rent receivable from tenants that vacated the New York building.  General and administrative expenses increased by 11.5% in 2004 from 2003 due to increases in transfer agent, auditing, and tax preparation costs.

          Net income from discontinued operations for the six months ended June 30, 2004 is attributable to the Directory Building, which was classified as held for sale in January 2004.  Net income from discontinued operations increased by 489.3% from 2003 to 2004, despite the decrease in rental revenue payable by the tenant in connection with a lease extension, because Registrant did not recognize any depreciation in 2004 after the property was classified as “held for sale” and because of a 7.2% decrease in operating costs from that property.  In compliance with the adoption of Statement 144, if Registrant sells an asset in the current year, the Partnership is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for the six months ended June 30, 2004 decreased by 3.7% from the comparable period in 2003.  The decrease in Registrant’s net loss was primarily attributable to the increase in other income.

Three Months Ended June 30, 2004 versus 2003

          Rental income in 2004 decreased by 4.6% from 2003, despite the impact of rent concessions in 2003 at the Tumi Building and new leases signed in 2003 and 2004 at the New York building, because of vacancies and an early lease termination at the New York building in 2003 and a rent reduction commencing in September 2003 at the LightCross Building in Monterey Park, California.  In the three months ended June 30, 2003, Registrant realized lease cancellation income in the amount of $500,000 from an office tenant in the New York property; there was no such income in the comparable period of 2004.  Other income in 2004 increased by 383.7% from 2003 primarily because of the collection in 2004 of a New York tenant receivable that had previously been written-off.

          Amortization decreased by 12.9% primarily because of the amortization in full in 2003 of commissions relating to terminated leases at the New York property.  Property operating costs increased by 3.0% in 2004 primarily as a result of legal fees incurred as a result of tenant delinquencies in New York and late fees incurred with respect to the 475 Loan.  Management fees decreased by 34.0% in 2004 from 2003 due to the decrease in rental income. Bad debt expense decreased by 50.0% from 2003 to 2004 because of the write-off in 2003 of receivables from tenants that vacated the New York property.   General and administrative expenses increased by 18.7% in 2004 from 2003 due to increases in transfer agent, auditing, and tax preparation costs.

          Net income from discontinued operations for the three months ended June 30, 2004 is attributable to the Directory Building, which was classified as held for sale in January 2004.  Registrant realized net income from discontinued operations of approximately $276,000 in 2004 as contrasted to a net loss of approximately $40,000 in 2003, despite the decrease in rental revenue payable by the tenant in connection with a lease extension, because Registrant did not recognize any depreciation in 2004 after the property was classified as “held for sale” and because of a 4.8% decrease in operating costs from that property.  In compliance with the adoption of Statement 144, if Registrant sells an asset in the current year, the Partnership is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for the three months ended June 30, 2004 increased by 11.5% from the comparable period in 2003.  The increase in Registrant’s net loss was primarily attributable to $500,000 of lease cancellation income in 2003.

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

           Valuation of Properties Held for Use and Sale.

           On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell.  Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period.  These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the year ended December 31, 2003, Registrant recorded impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building.  For the six months ended June 30, 2004, no impairment losses were recognized.

           Bad Debts

           Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries.  As of June 30, 2004, Registrant maintained an allowance for doubtful accounts of approximately $135,000. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

          Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

          Registrant has the 475 Loan, a fixed rate debt instrument.  In August 2005, Registrant obtained the Bank of America Loan, a variable rate debt instrument, which refinanced the Fleet Loan and provided a $3,000,000 loan advance that may be used for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties.  As of June 30, 2004, approximately 42.7% of Registrant’s outstanding debt was subject to variable rates.  In addition, the average interest rate on Registrant’s debt increased from 6.07% at December 31, 2003 to 6.11% at June 30, 2004. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

          A change of 1% in the index rate to which Registrant’s variable rate debt is tied would change the annual interest incurred by Registrant by approximately $230,000, based upon the balances outstanding on variable rate instruments at June 30, 2004.

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