Form 10-Q
period 2004-09-30
CORPORATE REALTY INCOME FUND I L P
filed 2005-09-15
CIK 785898

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to ______________

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
Yes  ☐     No   ☒

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES

-ii-

Part I.  Financial Information

Item 1.   Financial Statements.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003

	September 30 2004	December 31 2003

	(Unaudited)
ASSETS
Real estate, at cost:
Land	$10,721,820	$10,721,820
Buildings and improvements	64,728,463	63,978,060
Equipment and furniture	199,255	199,255

	75,649,538	74,899,135
Less accumulated depreciation	(17,932,471)	(16,069,477)

	57,717,067	58,829,658
Assets associated with real estate held for sale	25,682,142	26,066,069

Net real estate	83,399,209	84,895,727
Cash and cash equivalents	436,897	632,954
Accounts receivable, net of allowance for doubtful account of $165,226 in 2003	177,471	483,838
Notes receivable	23,310	26,291
Deferred rent receivable	1,591,059	1,706,496
Deferred financing costs, net of accumulated amortization of $1,089,173 in 2004 and $984,659 in 2003	410,055	514,569
Lease commissions and deferred legal fees, net of accumulated amortization of $1,468,696 in 2004 and $1,492,871 in 2003	1,760,939	1,633,317
Escrow deposits	700,684	74,083
Deposits and other assets	431,140	958,050

Total assets	$88,930,764	$90,925,325

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$4,044,751	$4,095,107
Mortgage loans payable	34,042,469	34,675,843
Due to general partners	1,191,412	805,292
Other liabilities	828,473	718,886
Obligations associated with real estate held for sale	21,813,588	21,277,693

Total liabilities	61,920,693	61,572,821

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	238,212	261,636
Cash distributions	(684,596)	(684,596)

	(445,384)	(421,960)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2004 and 2003)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	23,582,642	25,901,651
Accumulated cash distributions	(67,852,043)	(67,852,043)

	27,455,455	29,774,464

Total partners’ capital	27,010,071	29,352,504

Total liabilities and partners’ capital	$88,930,764	$90,925,325

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Revenue:
Rental	$2,337,560	$2,688,421
Interest and other income	38,193	9,570

	2,375,753	2,697,991

Expenses:
Interest	678,645	668,527
Depreciation	620,998	598,530
Amortization	95,242	179,467
Property operations	1,571,595	1,403,181
Management fees - affiliate	137,609	191,525
Bad debt expense	20,000	151,438
General and administrative	188,770	157,986

	3,312,859	3,350,654

Net loss from continuing operations	(937,106)	(652,663)
Net (loss) income from discontinued operations	(107,572)	15,004

Net loss	$(1,044,678)	$(637,659)

Net loss allocated:
General partners	$(10,447)	$(6,377)
Limited partners	(1,034,231)	(631,282)

	$(1,044,678)	$(637,659)

Net income (loss) per unit of limited partnership interests:
Continuing operations	(0.31)	(0.22)
Discontinued operations	(0.04)	0.01

Net loss per unit of limited partnership interests	$(0.35)	$(0.21)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Revenue:
Rental	$7,388,562	$8,224,426
Lease cancellation	—	500,000
Interest and other income	475,503	46,517

	7,864,065	8,770,943

Expenses:
Interest	2,020,210	2,031,182
Depreciation	1,862,994	1,795,590
Amortization	285,727	392,744
Property operations	4,773,637	4,349,611
Management fees - affiliate	410,191	605,844
Bad debt expense	676,612	689,146
General and administrative	570,869	500,523

	10,600,240	10,364,640

Net loss from continuing operations	(2,736,175)	(1,593,697)
Net income (loss) from discontinued operations	393,742	(391,094)

Net loss	$(2,342,433)	$(1,984,791)

Net loss allocated:
General partners	$(23,424)	$(19,849)
Limited partners	(2,319,009)	(1,964,942)

	$(2,342,433)	$(1,984,791)

Net income (loss) per unit of limited partnership interests:
Continuing operations	(0.91)	(0.53)
Discontinued operations	0.13	(0.13)

Net loss per unit of limited partnership interests	$(0.78)	$(0.66)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 and 2003
(Unaudited)

	2004	2003

Operating activities:
Net loss	$(2,342,433)	$(1,984,791)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization*	2,441,479	3,291,271
Bad debt expense	1,108,689	689,146
Deferred rent receivable, net	(413,146)	(359,670)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net*	167,326	(553,157)
Notes receivable	2,981	109,101
Lease commissions and deferred legal fees*	(405,057)	(1,178,722)
Escrow deposits	(590,498)	(296,401)
Deposits and other assets*	513,010	369,417
Increase (decrease) in:
Accounts payable and accrued expenses*	26,855	2,640,596
Due to general partners*	597,134	384,709
Other liabilities*	357,257	(528,017)

Total adjustments	3,806,030	4,568,273

Net cash provided by operating activities	1,463,597	2,583,482

Investing activities:
(Increase) decrease in escrow deposits	(36,103)	197,504
Capital and tenant improvements*	(990,177)	(2,575,774)

Net cash used in investing activities	(1,026,280)	(2,378,270)

Financing activities:
Deferred financing costs*	—	(61,949)
Repayments of mortgage loans payable*	(633,374)	(632,735)

Net cash used in financing activities	(633,374)	(694,684)

Net decrease in cash and cash equivalents	(196,057)	(489,472)
Cash and cash equivalents at beginning of period	632,954	1,320,368

Cash and cash equivalents at end of period	$436,897	$830,896

See accompanying notes.

* Including from discontinued operations.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

1.       General

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the “Partnership” or the “Registrant”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

2.       Revenue Recognition

          Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying consolidated balance sheets.  Accordingly, rental income for the three months ended September 30, 2004 and 2003 includes $(3,319) and $174,590, respectively, of adjustments to income on the straight-line basis over the actual amount billed.  Rental income for the nine months ended September 30, 2004 and 2003 includes $386,509 and $359,670, respectively, of adjustments to income on the straight-line basis over the actual amount billed.

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
September 30, 2004
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

4.       Discontinued Operations

          In January 2004, the Partnership classified the Directory Building in Las Colinas, Texas as “held for sale,” upon its decision to market this property for sale.  In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale,” upon its decision to market this property for sale.  Registrant sold the Directory Building in October 2004 and it sold the Tumi Building in April 2005.  In accordance with Statement 144, the results of operations for the Directory Building and the Tumi Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  The major classes of assets and liabilities of real estate held for sale as of September 30, 2004 are as follows:

ASSETS
Land	$8,073,657
Buildings and improvements	35,024,871
Equipment and furniture	63,352
Accumulated depreciation	(18,599,849)
Accounts receivable	25,045
Lease commissions and deferred legal fees	1,027,136
Deposits and other assets	67,930

Assets associated with real estate held for sale	$25,682,142

LIABILITIES
Accounts payable and accrued expenses	$1,309,199
Mortgage loans payable	19,517,500
Due to general partners	633,311
Other liabilities	353,578

Obligations associated with real estate held for sale	$21,813,588

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30		Nine Months Ended September 30

	2004	2003	2004	2003

REVENUE
Rental	$1,174,074	$1,325,568	$3,519,724	$3,221,518

EXPENSES
Write-off of deferred rent receivable	$432,083	$—	$432,083	$—
Interest	175,735	161,026	488,624	489,318
Depreciation and amortization	12,030	367,644	292,758	1,102,937
Property operating	591,354	719,440	1,699,374	1,828,492
Management fees - affiliate	70,444	62,454	213,143	191,865

Total expenses	$1,281,646	$1,310,564	$3,125,982	$3,612,612

Net income (loss) from discontinued operations	$(107,572)	$15,004	$393,742	$(391,094)

5.       Leases

          Minimum future rentals from tenants under non-cancelable operating leases as of September 30, 2004 are approximately as follows:

          Year ending December 31

2004 (3 months ending 12-31-04)	$2,578,000
2005	9,504,000
2006	8,947,000
2007	8,143,000
2008	6,833,000
Thereafter	29,163,000

Total	$65,168,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric, and real estate taxes.  For the three months ended September 30, 2004 and 2003, escalation charges amounting to $363,763 and $442,895, respectively, have been included in rental revenue. For the nine months ended September 30, 2004 and 2003, escalation charges amounting to $935,599 and $984,714, respectively, have been included in rental revenue.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

6.       Transactions with General Partners and Affiliates

          Following is a summary of the fees earned for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30

	2004	2003

From continuing operations:
Partnership management fees	$-0-	$142,231
Property management fees	410,191	463,613

Total from continuing operations:	$410,191	$605,844

From discontinued operations:
Property management fees	$213,143	$191,865

7.       Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30

	2004	2003

Cash paid for interest	$2,510,210	$2,552,108

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
September 30, 2004
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

             Liquidity and Sources of Cash.

             At September 30, 2004, Registrant had cash and receivables of approximately $614,000 as contrasted to accounts payable and accrued expenses (including those associated with real estate held for sale) of approximately $4,929,000 and amounts due to general partners of approximately $1,825,000.  Although its operations presently do not generate sufficient cash to meet its expenses as they come due, Registrant projects that its current operations will generate a positive cash flow commencing in the second half of 2005.  During the nine months ended September 30, 2004, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) increased by approximately $27,000 and the General Partners deferred receipt of approximately $597,000 of fees.  The effect of any deferrals of payables is to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  There can be no assurance that any such accruals and deferrals can or will continue in the future.

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

             Registrant’s operations (including from the Directory Building and the Tumi Building, which were classified “held for sale”) generated net cash of approximately $1,464,000 in the nine months ended September 30, 2004 as contrasted to $2,583,000 in the comparable period of 2003.  The decreased net cash generated in 2004 as compared to 2003 was largely attributable to accounts payable and accrued expenses (approximately $2,614,000 less cash generated, including accounts payable and accrued expenses attributable to real estate held for sale), escrow deposits - operating (approximately $294,000 less cash generated), and net loss, adjusted for depreciation, amortization, bad debt expense, and deferred rent receivable (approximately $841,000 less cash generated), which more than offset amounts due to the general partners (approximately $212,000 more cash generated), other liabilities (approximately $885,000 more cash generated), lease commissions and deferred legal fees (approximately $774,000 more cash generated), and accounts receivable (approximately $720,000 more cash generated).  Net cash used in investing activities approximated $1,026,000 in the first three quarters of 2004 as contrasted to approximately $2,378,000 in the nine months ended September 30, 2003, almost all of which was attributable to building and tenant improvements in such periods.

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

Results of Operations

Nine Months Ended September 30, 2004 versus 2003

          Rental income in 2004 decreased by 10.2% from 2003, despite the impact of rent concessions in 2003 at the Tumi Building and new leases signed in 2003 and 2004 at the New York building, because of vacancies and an early lease termination at the New York building in 2003, Marathon’s early lease termination at the Oklahoma building, and a rent reduction commencing in September 2003 at the LightCross Building in Monterey Park, California.  In the nine months ended September 30, 2003, Registrant realized lease cancellation income in the amount of $500,000 from an office tenant in the New York property; there was no such income in the comparable period of 2004.  Other income, which increased by 922.2% from 2003 to 2004, consists of a refund of real estate taxes relating to prior years of approximately $176,000, the reversal of over-accruals relating to tenants that had previously vacated the New York building, and the collection of  New York tenant receivables that had previously been written-off.

          Amortization decreased by 27.2% primarily because of the amortization in full in 2003 of commissions relating to terminated leases at the New York property.  Property operating costs increased by 9.7% in 2004 primarily as a result of an increase in New York real property taxes, legal fees incurred as a result of tenant delinquencies in New York, and late fees incurred with respect to the 475 Loan.  Management fees decreased by 32.3% in 2004 from 2003 due to the decrease in rental income.  General and administrative expenses increased by 14.1% in 2004 from 2003 due to increases in transfer agent, auditing, and tax preparation costs.

          Net income from discontinued operations for the nine months ended September 30, 2004 is attributable to the Directory Building and the Tumi Building, which were classified as held for sale in January 2004 and July 2004, respectively.  Registrant realized net income from discontinued operations of approximately $394,000 in 2004 as contrasted to a net loss of approximately $391,000 in 2003, despite rent concessions at both buildings, an additional decrease in rental revenue payable by one of the tenants in connection with lease extensions, and a write-off in 2004 of approximately $432,000 of deferred rent receivable attributable to the Tumi Building, because Registrant did not recognize any depreciation in 2004 after the properties were classified as “held for sale.”  In compliance with the adoption of Statement 144, if Registrant sells an asset in the current year, the Partnership is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for the nine months ended September 30, 2004 increased by 18.0% from the comparable period in 2003.  The increase in Registrant’s net loss was primarily attributable to the decrease in rental revenue, the absence in 2004 of lease cancellation income, the increase in property operating expenses, and the write-off in 2004 of deferred rent receivable from the Tumi Building.

Three Months Ended September 30, 2004 versus 2003

          Rental income in 2004 decreased by 13.1% from 2003, despite the impact of rent concessions in 2003 at the Tumi Building and new leases signed in 2003 and 2004 at the New York building, because of early lease terminations at the New York and Oklahoma properties in 2003 and a rent reduction commencing in September 2003 at the LightCross Building in Monterey Park, California.  Other income in 2004 consisted of the collection in 2004 of a New York tenant receivable that had previously been written-off.

          Amortization decreased by 46.9% primarily because of the amortization in full in 2003 of commissions relating to terminated leases at the New York property.  Property operating costs increased by 12.0% in 2004 primarily because of legal fees incurred as a result of tenant delinquencies in New York and late fees incurred with respect to the 475 Loan.  Management fees decreased by 28.2% in 2004 from 2003 due to the decrease in rental income. Bad debt expense decreased by 86.8% in 2004 from 2003 because of the write-off in 2003 of receivables from tenants that vacated the New York property.   General and administrative expenses increased by 19.5% in 2004 from 2003 due to increases in transfer agent, auditing, and tax preparation costs.

          Net loss from discontinued operations for the three months ended September 30, 2004 is attributable to the Directory Building and the Tumi Building, which were classified as held for sale in January 2004 and July 2004, respectively.  Registrant realized a net loss from discontinued operations of approximately $108,000 in 2004 as contrasted to net income of approximately $15,000 in 2003, despite the non- recognition of any depreciation in 2004 after the property was classified as “held for sale” and a 17.8% decrease in operating costs from those properties, because of rent concessions at both buildings, an additional decrease in rental revenue payable by one of the tenants in connection with lease extensions, and the write-off in 2004 of deferred rent receivable from the Tumi Building.  In compliance with the adoption of Statement 144, if Registrant sells an asset in the current year, the Partnership is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for the three months ended September 30, 2004 increased by 63.8% from the comparable period in 2003.  The increase in Registrant’s net loss was primarily attributable to the decrease in rental income and the write-off in 2004 of deferred rent receivable from the Tumi Building.

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

             Valuation of Properties Held for Use and Sale.

             On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell.  Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period.  These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the year ended December 31, 2003, Registrant recorded impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building.  For the nine months ended September 30, 2004, no impairment losses were recognized.

             Bad Debts

             Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries; however, as of September 30, 2004, Registrant did not maintain an allowance for doubtful accounts. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

          Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

          Registrant has the 475 Loan, a fixed rate debt instrument.  In August 2005, Registrant obtained the Bank of America Loan, a variable rate debt instrument, which refinanced the Fleet Loan and provided a $3,000,000 loan advance that may be used for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties.  As of September 30, 2004, approximately 42.6% of Registrant’s outstanding debt was subject to variable rates.  In addition, the average interest rate on Registrant’s debt increased from 6.07% at December 31, 2003 to 6.11% at September 30, 2004. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

          A change of 1% in the index rate to which Registrant’s variable rate debt is tied would change the annual interest incurred by Registrant by approximately $228,000, based upon the balances outstanding on variable rate instruments at September 30, 2004.

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