Form 10-K
period 2004-12-31
CORPORATE REALTY INCOME FUND I L P
filed 2005-10-25
CIK 785898

OMB APPROVAL
OMB Number: 3235-0063
Expires: July 31, 2008
Estimated average burden hours per response..2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
$25,000,205.

Documents Incorporated by Reference in this Form 10-K

          None.

CORPORATE REALTY INCOME FUND I, L. P.

Annual Report on Form 10-K

December 31, 2004

iii

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

          None of the tenants at Registrant’s properties accounted for more than 10% of Registrant’s total rental revenue from continuing operations during the years ended December 31, 2002, 2003, and 2004; however, rental revenue from the following tenant accounted for more than 10% of Registrant’s total rental revenue, including discontinued operations, during those years:

a.	For 2002, Verizon Directories Corp. (“Verizon”) as tenant in the Directory Building (20%).

b.	For 2003, Verizon as tenant in the Directory Building (18%).

c.	For 2004, Verizon as tenant in the Directory Building (17%).

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

          The building was 100% leased to Verizon Directories Corp. (“Verizon”).  Verizon had the right to buy out the lease (“Verizon Early Termination Right”) after December 31, 2005 upon payment to Registrant of a penalty equal to the unamortized portion (approximately $960,000) of tenant improvements, leasing commissions, and rent concessions funded by Registrant in connection with the most recent extension of the lease.

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

          Registrant acquired the Directory Building in October 1986 for a purchase price of approximately $24,580,000, inclusive of acquisition fees.  At December 31, 2003, the Directory Building had a book value of approximately $15,542,000, net of accumulated depreciation and an impairment write-down of approximately $1,895,000 to reduce the carrying amount of the Directory Building to fair value, less costs of sale, at December 31, 2003.  Registrant recognized a loss of approximately $66,000 in 2004 on the sale of the Directory Building.

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

          As of April 25, 2005, the property was approximately 85.2% leased, with 45,700 square feet leased to Tumi, Inc. (at a current rent of $16.00 per square foot for an initial term expiring in January 2011) and the remainder at an average current rent of approximately $19.46 per square foot.  Such other leases expire in October 2005 (approximately 9,980 square feet), June 2008 (approximately 23,540 square feet), November 2008 (approximately 6,110 square feet), and November 2009 (approximately 6,600 square feet).  Registrant also entered into a lease through November 2005 with AT&T Wireless PCS, LLC, to permit installation and operation of a cellular telephone tower on the roof of the Tumi Building, at an annual rental of $19,800.

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

          At Tumi Closing, Registrant was obligated to pay down the Fleet Loan by $6,517,500 (the “Tumi Paydown Proceeds”).  Registrant invested the Tumi Paydown Proceeds with Fleet Bank on terms that paid down the Fleet Loan on May 10, 2005.  After the paydown of the Fleet Loan and all other costs, expenses, and payments, Registrant received net proceeds aggregating approximately $2,132,000 from the sale of the Tumi Building.  Registrant intends to use such proceeds to augment working capital, including the funding of tenant improvements at its properties and reducing accounts payable and accrued expenses.

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

475 Fifth Avenue Loan

          On August 9, 1999, the Subsidiary Partnership obtained a first mortgage loan (the “475 Loan”) from Heller Financial, Inc. (“Heller”) in the amount of $32,000,000.   On such date, Registrant paid down approximately $23,381,000 of the Fleet Loan (see “Bank of America Loan” below) to release the lien of the Fleet Loan from 475 Fifth Avenue and subject the property to the lien of the 475 Loan.  The balance of proceeds borrowed by the Subsidiary Partnership from Heller, after payment of loan broker fees and costs and other closing costs, were used to provide cash to fund capital improvements and leasing costs at 475 Fifth Avenue and to augment working capital.  As of October 13, 2005, the outstanding principal balance of the 475 Loan was approximately $30,378,000.  Although, as of October 13, 2005, Registrant was current in payments under the 475 Loan, it has been in arrears by as much as approximately $482,000 (two months) under that loan.  The holder of the 475 Loan has never declared a default or imposed a default rate of interest under that loan.

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

          The 475 Loan currently has three separate reserves:

          1.          The first, a property tax escrow, requires monthly payments sufficient to enable all real estate taxes against 475 Fifth Avenue to be paid before they become due and payable.  The property tax reserve has a balance of approximately $867,000 as of October 13, 2005;

          2.          The second, a replacement reserve, was funded with $200,000 of the proceeds of the 475 Loan.  This reserve is to be utilized to fund capital improvements reasonably approved in advance by Heller.  The replacement reserve accrues interest for the Subsidiary Partnership’s benefit at a “non-personal money market rate.”  If the balance of this reserve falls below $200,000, the Subsidiary Partnership must make monthly deposits of $4,000 until the balance of the replacement reserve equals $200,000.  In August 2003, the Subsidiary Partnership withdrew approximately $202,800 from the replacement reserve to fund capital improvements at 475 Fifth Avenue.  In June 2005, the Subsidiary Partnership withdrew an additional sum of $80,000 from this reserve.  As of October 13, 2005, the balance in this account was approximately $25,000;

          3.          The third, a repair reserve, was funded with $1,967,000 of the proceeds of the 475 Loan and combined with an additional repair reserve of $533,000.  This reserve is utilized to fund capital improvements determined in the Subsidiary Partnership’s sole discretion.  The capital improvements reserve accrues interest for the Subsidiary Partnership’s benefit at a “non-personal money market rate.”  As of October 13, 2005 the Subsidiary Partnership had funded capital improvements aggregating approximately $2,633,000 from the repair reserve and the balance in this account was approximately $297.

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

Bank of America Loan

          Registrant’s properties, other than 475 Fifth Avenue, are subject to the lien of a first mortgage line-of-credit loan (the “Bank of America Loan”) from Bank of America, N.A. (“Bank of America”), a successor by merger to Fleet, that resulted from an extension and amendment of the Fleet Loan .  On October 18, 2004, Registrant paid down the Fleet Loan by $13,000,000 from the proceeds of the sale of the Directory Building.  On April 25, 2005, Registrant was required to pay down the Fleet Loan by $6,517,500 with proceeds from the sale of the Tumi Building.  To avoid breaking a 30-day LIBOR contract prior to its maturity on May 10, 2005, Registrant invested the Tumi Paydown Proceeds with Fleet Bank pursuant to an interest-bearing instrument that paid down the Fleet Loan by approximately $6,524,000 on May 10, 2005.

          On August 9, 2005 Registrant entered into a First Amendment to Amended and Restated Loan Agreement with Bank of America, pursuant to which the Fleet Loan (which had an outstanding principal balance of approximately $3,104,000) was extended and amended.  The Bank of America Loan features a $3,000,000 loan advance, an extended maturity date of August 15, 2007, and certain other changes as described below.  Upon closing, the outstanding principal balance of the Bank of America Loan was approximately $6,104,000, including the $3,000,000 advance.  As of October 11, 2005, the outstanding principal balance of the Bank of America Loan was approximately $6,074,000.

          The $3,000,000 advance made at closing of the Bank of America Loan must be held in a separate account at Bank of America’s New York branch. Of such advance, $1,000,000 may be used only for tenant improvements, leasing commissions, and capital improvements at the secured properties.  As of October 20, 2005, Registrant had used all of such dedicated $1,000,000 of loan proceeds to fund tenant improvements, leasing commissions, and capital improvements at its secured properties.  Registrant may use the balance of the advance for any lawful purpose other than making distributions to its partners.  Registrant has granted Bank of America a security interest in and lien upon the deposit account pursuant to a Control Account Agreement.

          A First Amendment to Amended and Restated Secured Promissory Note, a First Amendment to Amended and Restated Loan Agreement, a Confirmation of Environmental Compliance and Indemnification Agreement, and a Control Account Agreement, together with the underlying promissory note, loan agreement, and environmental compliance and indemnification agreement executed with Fleet (collectively, the “Bank of America Loan Agreements”), evidence the Bank of America Loan.  The Bank of America Loan is secured by a first mortgage lien, an assignment of rents, a security agreement, and a fixture filing on and from each of Registrant’s properties, other than 475 Fifth Avenue, including the improvements, equipment, furnishings, proceeds, books and records, and all payments related thereto, which consists of the following three properties:  the LightCross Building (formerly the Monterey Park Building); the Mercury Insurance Group Building (formerly the Marathon Oil Building); and the Alamo Towers.

          The Bank of America Loan matures on August 15, 2007 (extended from the Fleet Loan’s maturity date of September 30, 2005).  Registrant paid a facility fee in the amount of $45,000 in connection with the Bank of America Loan.  Registrant also paid title insurance, appraisal, and other closing costs aggregating approximately $50,000 plus fees to the lender’s counsel in the amount of $26,000.  Registrant had paid extension fees in the approximate amount of $55,950 and $24,440 in September 2003 and September 2004, respectively, to extend the Fleet Loan.

          The Bank of America Loan bears interest at Bank of America’s Prime Rate, plus one-half percent (0.5%) per annum or, if Registrant so chooses, at the LIBOR rate (offered rates for Eurodollar deposits) (any such rate, a “Fixed Rate”), plus two percent (2.0%) per annum.  The Prime Rate is the rate announced from time to time by Bank of America as a means of pricing some of its loans to customers (not necessarily the lowest rate actually charged to any customer class or category).  Registrant may elect to pay interest based on a Fixed Rate on the whole or a portion of the outstanding principal amount, upon notice to Bank of America, but only in amounts of at least $1,000,000 and in additional integral multiples of $100,000.  The Prime Rate as of October 11, 2005 was 6.75% (interest using this rate would be at 7.25%) and the 30-day Fixed Rate as of October 11, 2005 was 3.94% (interest using this rate would be at 5.94%).  The entire aggregate outstanding balance of the Bank of America Loan as of October 11, 2005 bears interest at the rate of 5.94%.

          The Bank of America Loan requires monthly payments of interest plus principal payments equal to approximately $12,200 (changed from 1/500th of the then outstanding principal balance).  The Bank of America Loan may be prepaid at any time, on notice, in whole or in part (a minimum of $1,000,000 and additional integral multiples of $100,000).  Any such prepayment will be without premium or penalty with respect to funds bearing interest based on the Prime Rate or, if the prepayment is made on the last day of the applicable interest period, with respect to funds bearing interest based on a Fixed Rate; however, a prepayment at any other time of funds bearing interest based on a Fixed Rate will require payment of a breakage fee, which guarantees Bank of America a fixed rate yield maintenance tied to United States Treasury obligations for the period from the date of prepayment to the end of the applicable interest period.

          Any payments not received by Bank of America within 10 days after the due date will incur a late charge equal to four percent (4%) of the amount of such payment.  Overdue amounts, whether at maturity, by acceleration, or otherwise will bear interest at a rate equal to four percent (4%) above the otherwise applicable interest rate.

          The Bank of America Loan Agreements contain continuing covenants regarding Registrant’s financial condition and the conduct of its operations.  Registrant’s debt service coverage ratio (the ratio of projected net income from operations of Registrant’s properties, adjusted for depreciation, amortization, fees paid to the General Partners, and step rent receivables, to projected loan amortization payments) cannot be less than 1.50 to 1.0 and its loan to value ratio (the ratio of the outstanding principal balance of the Bank of America Loan to the appraised value of the secured properties) cannot exceed fifty-five percent (55%).  In addition, Registrant must maintain a liquid net worth (cash, short-term investments, and marketable securities) of at least $500,000 (reduced from $1,000,000) and its total liabilities may not exceed sixty percent (60%) of the appraised value of the secured properties.  At December 31, 2004, Registrant was in compliance with all of the Fleet Loan’s financial covenants except for the liquid net worth covenant.  The Bank of America Loan Agreements also provide that Registrant may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization and write-off of step rent receivables. Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the period from and including January 1, 2001 through the date as of which compliance is tested.  As of December 31, 2004, Registrant was in compliance with the cash distribution covenant.  Registrant must also obtain Bank of America’s consent, not to be unreasonably withheld or delayed, to any lease of 10,000 or more rentable square feet.

          Bank of America’s mortgage lien against any of Registrant’s secured properties will be released only upon payment of an amount equal to 100% (reduced from 110%) of the loan amount allocated to such property or 100% of the gross sales price or principal amount of refinancing, if greater.  In addition, such lien will be released only if Registrant’s remaining properties satisfy the debt service coverage ratio and loan to value ratio.

          Upon the occurrence of an event of default under the Bank of America Loan Agreements (which includes the failure to make any payment within 10 days of the due date thereof and a failure to comply with its financial covenants which continues for 30 days), Bank of America may enforce one or more of its remedies, including the right to (i) declare all principal and interest on the Bank of America Loan to be due and payable immediately, (ii) require any or all of Registrant’s secured properties (including all equipment, fixtures, agreements, and other rights and interests relating thereto) to be sold at auction to the highest bidder, and (iii) collect any and all rents from the properties.

          Registrant has also confirmed its agreement to indemnify and hold harmless Bank of America and its officers, directors, employees, agents, representatives, contractors and subcontractors, and their respective successors and assigns from and against any and all claims, liability, costs, and expenses arising out of the presence and/or clean-up of hazardous materials on or affecting Registrant’s secured properties.

Financing Policies

          Registrant’s original intention was to maintain a loan to value ratio of 50%, whereby Registrant’s total borrowings would approximate 50% of the sum of (i) the appraised values of its existing properties plus (ii) the purchase price of any additional properties acquired by Registrant.  Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties.  As of December 31, 2004, Registrant had a loan to appraised value ratio of approximately 47.6%.  The partial pay down of the Fleet Loan with proceeds from the sale of the Tumi Building reduced the loan to value ratio to approximately 44.6% as of May 10, 2005.

          The Fleet Loan and the 475 Loan enabled Registrant to acquire and improve properties, but with an increased risk of loss on its properties.  Registrant exhausted its borrowing capacity under those loans, but the Bank of America Loan provided $3,000,000 in additional funding.  Other than those funds and any funds generated if and to the extent Registrant is successful in leasing vacant space at its properties, Registrant must rely on the sale of one or more of its properties to fund further tenant improvements and capital improvements at its properties, particularly 475 Fifth Avenue, the Mercury Insurance Building, and the Alamo Towers.  To this end, Registrant sold the Directory Building in October 2004 and the Tumi Building in April 2005.  In August 2005, Registrant made a decision to market the Alamo Towers in San Antonio, Texas for sale.  Registrant has yet to solicit offers to purchase this property and there is no assurance that it will be able to sell the Alamo Towers on acceptable terms.  To be profitable, Registrant’s properties must generate cash flow in amounts sufficient to not only cover operating expenses but also to pay all financing costs.

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

Employees

          Registrant currently employs 20 persons (five of whom are part-time employees).  The business of Registrant is managed by the General Partners.  See Item 10 - “Directors and Executive Officers of the Registrant” and Item 13 - “Certain Relationships and Related Transactions.”

Item 2.	Properties.

LightCross Building
(formerly Monterey Park Building)

          On July 10, 1986, Registrant acquired the LightCross Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees.  Registrant owns fee title to the LightCross Building and its 90,000 square feet of underlying land, subject to the lien of the Bank of America Loan (See Item 1. - “Business-Bank of America Loan”).  The property was built in 1985 and contains 22,250 net rentable square feet.  The property was reconfigured in 2001 for use as office, design and development space for use pursuant to a net lease for the entire premises.

          The building is 100% leased to Kotura, Inc. (“Kotura”), a successor by merger to the tenant, LightCross, Inc. (“LightCross”), pursuant to a lease dated as of November 17, 2000.  The initial term of the lease is ten (10) years from September 1, 2001, subject to two five-year renewal options.  In August 2003, Registrant executed an amendment to its lease for the LightCross Building, pursuant to which it agreed to reduce the fixed rent for the two-year period beginning September 1, 2003 by an aggregate of $250,000.  LightCross sought the rent reduction to facilitate a merger (consummated in October 2003), pursuant to which LightCross became a subsidiary of Arroyo Optics, Inc. (now Kotura), and a contemplated equity offering by Kotura.  In consideration of this reduction in rent, LightCross issued to Registrant a warrant to purchase, for $2,500, equity securities to be issued by Kotura with an initial value of $250,000.  Registrant has not assigned any value to this warrant.  Kotura has upgraded the LightCross Building’s laboratory, testing rooms, and clean rooms and installed a fire suppression system and additional air conditioning equipment, all at Kotura’s expense (approximately $800,000).

          The amended lease required approximate annual net rent of $321,197 (reduced from $446,197) through August 31, 2005 ($15.86 per square foot, reduced from $20.05).  Annual rent increased to $458,970 in the two-year period ending August 31, 2007 ($20.63 per square foot) and further increases to $472,254 in the two-year period ending August 31, 2009 ($21.22 per square foot) and $486,070 in the two-year period ending August 31, 2011 ($21.85 per square foot).  The lease requires payment of a fair market rental during any renewal periods.  This lease is a net lease and, except for certain structural and mechanical conditions, the tenant is responsible for all costs, expenses, and obligations relating to the premises and the use, operation, occupancy, management, maintenance, and repair of the building, including insurance and real estate taxes.  Kotura is a large user of electricity.  Electric rates in this area have risen greatly, the effect of which could adversely affect Kotura’s financial condition.

          Registrant has expended an aggregate of approximately $1,651,000 in capital improvements and tenant improvements in connection with this building, $17,000 of which were incurred in 2004.  Registrant did not incur any lease commissions at the LightCross Building in 2004.

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

          According to Monterey Park office surveys prepared by Charles Dunn Company, Inc. in October 2005, the Monterey Park area includes approximately 2,122,000 square feet of office space.  As of October 2005, the vacancy rate for commercial properties in such area approximated 5.9% for office buildings.  Gross rents per square foot in this area approximated $19.80 to $25.20 in October 2005, which would equate to approximately $13.10 to $18.50 per square foot on a net rent basis (like the LightCross lease).  Registrant obtained rents from LightCross in excess of those otherwise available in the Monterey Park area in consideration of agreeing to pay for construction of a “clean room” at an approximate cost of $800,000.

Mercury Insurance Group Building (formerly, Marathon Oil Building)

          On March 21, 1988, Registrant acquired the Mercury Insurance Group Building (formerly, Marathon Oil Building), an office building located in Oklahoma City, Oklahoma, for approximately $10,736,000, inclusive of acquisition fees.  Registrant owns fee title to the Mercury Insurance Group Building with its 6.1 acres of underlying land, subject to the lien of the Bank of America Loan.  The property contains approximately 91,500 net rentable square feet on two floors, plus an 8,610 square foot basement.

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

          Prior to executing this lease with Mercury Insurance, the office space in the building had been only approximately 14.8% leased at an average current rent of approximately $13.04 per square foot (plus approximately 3.9% of the basement space at a current rent of $5.00 per square foot).  As of September 30, 2005, the office space in the building was approximately 57.2% leased at an average current rent of approximately $10.40 per square foot (plus approximately 84.9% of the basement space at a current rent of $6.50 per square foot).

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

          The Mercury Insurance Group Building is situated in the northwest section of Oklahoma City and is classified as Class B space.  Market conditions in the northwest section of Oklahoma City have featured reduced demand and rental rates for an extended period of time; however, activity in the market improved in the second half of 2004.  According to the CB Richard Ellis Year End 2004 Report, the northwest Oklahoma City market contains 58 office buildings with approximately 5,616,000 square feet of space, of which approximately 17.0% was vacant at the end of 2004.  Average rents for commercial space ranged from $8.00 to $21.50 per square foot, with an average rate of $13.37 per square foot.  According to the Grubb & Ellis Oklahoma City Second Quarter 2005 Office Market Overview, the entire Oklahoma City market contains 140 buildings (86 Class B buildings) with approximately 15,031,000 square feet of space (7,466,000 square feet of Class B space), of which 21.7% was vacant (17.3% of Class B space) with average rents of $13.42 per square foot ($13.20 for Class B space).  As of the second quarter of 2005, the northwest section of Oklahoma City contains 61 buildings (38 Class B buildings) with approximately 5,775,000 square feet of space (2,942,000 of which is classified as Class B), of which 14.5% was vacant (16.2% of Class B space) with average rents of $14.44 per square foot ($13.17 for Class B space).  In the first half of 2005, the Oklahoma City market enjoyed positive absorption of approximately 5,600 square feet of office space (but negative absorption of approximately 1,100 square feet for Class B space), including positive absorption of approximately 40,000 square feet of space (approximately 2,800 square feet for Class B space) in the northwest section.

          Through December 31, 2004, Registrant had expended approximately $1,100,000 on capital and tenant improvements at this building, approximately $528,000 of which was spent in 2004.  In 2004, Registrant also paid approximately $149,000 in leasing commissions at the building.  In 2005, Registrant installed a new air conditioning unit and extended the parking lot at the Mercury Insurance Group Building at an approximate cost of $164,000, all of which has been paid.  Registrant has also incurred leasing commissions aggregating approximately $34,000 in 2005, all of which has been paid.

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

          475 Fifth Avenue is a 23-story office building with approximately 20,000 square feet of retail space on the first floor and basement, 225,700 square feet of office space, and 5,100 square feet of basement storage space.  As of September 30, 2005, approximately 83.0% of the rentable square footage of office and retail space in the building was leased (including approximately 86.3% of the office space and 45.5% of the retail space), at an average current base rent (without reduction for any free rent periods) of approximately $41.54 per square foot (approximately $35.81 per square foot of office space and $155.43 per square foot of retail space).  Following is a schedule of the expirations of such leases.  The preceding occupancy and rental rates and the following schedule exclude approximately 17,020 square feet (with an annual rent of approximately $427,000) that has been vacated by a tenant that has filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  The preceding occupancy and rental rates and the following schedule include (i) approximately 13,825 square feet currently leased on a month-to-month basis to a tenant that is unable to pay most of its rent obligations and that will vacate the space when Registrant obtains a replacement tenant and (ii) approximately 3,550 square feet occupied by Registrant as its principal office at a base rent of $39.75 per square foot.

Expiration Year	Approximate Square Feet	% of Total	Avg. Current Rent/Sq. Ft.

2005	31,315	12.7%	$32.44
2006	23,020	9.4%	$33.50
2007	14,052	5.7%	$47.27
2008	49,774	20.3%	$34.42
2009	16,341	6.7%	$36.92
2010	21,352	8.7%	$39.44
2013	5,472	2.2%	$38.60
2015	11,860	4.8%	$43.43
2016	16,218	6.6%	$91.76
2018	14,470	5.9%	$35.85

          In August 2003, Registrant entered into a lease for approximately 3,500 square feet of retail space at 475 Fifth Avenue for a term of 12 years, 9 months at an initial rent of $660,000; the tenant’s obligation to pay rent commenced in May 2004.

          In January 2004, Registrant obtained a judgment and warrant of eviction against one of the existing retail tenants, leasing approximately 2,950 square feet for an approximate annual base rent of $360,000; also in January 2004 the tenant filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  In April 2004, Registrant and the tenant agreed to a stipulation whereby the stay was modified to allow execution of the warrant for eviction, subject to Registrant’s agreement to forbear from executing on the warrant and permitting the tenant to remain in possession through February 1, 2005 as long as the tenant complied with the terms of the stipulation.  Under the stipulation, the tenant was required to discharge mechanics’ liens filed against the building by contractors engaged by the tenant and to pay all current rent as it comes due, $105,000 to replace the security deposit, all past due amounts (approximately $103,000) in installments through February 1, 2005, and $40,000 to reimburse Registrant for legal fees and disbursements.  The tenant has paid all of such amounts due to Registrant.  In April 2005, Registrant and the tenant agreed to a new stipulation pursuant to which the tenant agreed to discharge mechanics’ liens (in the aggregate initial amount of approximately $152,000, of which not more than approximately $89,000 remains unpaid) and to pay all current rent as it comes due.  The stipulation also provides that Registrant can terminate the lease, without notice or opportunity to cure, if the tenant defaults two or more times in any 12 month period in the payment of rent beyond the notice and cure periods.  The tenant’s bankruptcy petition has been dismissed.

          In late 2002 and 2003, Registrant experienced additional office vacancies and relocations of tenants to smaller spaces aggregating approximately 30,370 square feet, with approximate annual aggregate rent of $1,147,000.  In May 2003, Registrant negotiated an early termination of an office lease (an annual rent of approximately $523,000 until December 2007) in consideration of a $500,000 lease cancellation fee plus rent payments through December 2003.  In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases for approximately 33,550 square feet (with an annual aggregate rent of approximately $1,244,000; the tenants have vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code; Registrant has filed proofs of claim in those bankruptcy proceedings; Registrant has leased approximately 54.9% of such space to replacement tenants).

          Registrant’s pace of leasing vacant office space at 475 Fifth Avenue has been quickening during the period from 2001 to 2005.  In 2001 and 2002, Registrant leased approximately 9,300 square feet of office space at an approximate annual base rent of $418,000.  In 2003, Registrant entered into new office leases aggregating approximately 17,230 square feet of space at an approximate annual base rent of $622,000 at its New York building.  In 2004, Registrant leased approximately 26,380 square feet of office space at an approximate annual base rent of $878,000 at this property.  In 2005 (through September 30th), Registrant has entered into new office leases aggregating approximately 30,940 square feet at an approximate annual base rent of $1,101,000 (after free rent periods) at the New York building.

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

          Registrant has instituted a capital improvement program, designed to increase rental rates and the value of the building.  In connection with obtaining the 475 Loan, a capital reserve schedule was prepared for 475 Fifth Avenue, detailing improvements aggregating approximately $1,840,000 over a 12-year period.  Registrant has completed the following improvements at 475 Fifth Avenue:  roof replacement and masonry restoration above the 19th floor (except for the 20th floor parapets); elevator modernization, including mechanical cables and security system; drain and drain line replacement; installation of a new electrical panel on one side of the building; continuing installation of hot water heating and sprinkler systems and upgrading of electric service and closets on floors as vacancies occur; lobby and entrance renovation; renovating restrooms to comply with Americans with

Disabilities Act (“ADA”) requirements on floors as vacancies occur; construction and enclosing of basement staircases to conform with building code requirements; completion of elevator interior redecoration; window replacement on two sides of the building; and demolition of vacant retail space to prepare it for marketing.  Registrant intends to make the following additional improvements:  masonry restoration on the lower floors of the building; continuation of hot water heating and sprinkler system installation, upgrading of electric service and closets, and renovating restrooms to comply with ADA on floors as vacancies occur; installation of back flow preventer; completing installation of the main sprinkler distribution system; installation of a new electrical panel on the other side of the building; additional lobby renovations, including security cameras, a new tenant directory, and new doors for the 41st Street entrance; and continuing window replacement.  Registrant estimates that such additional improvements, planned to be made over the next several years, will cost approximately $1,900,000.  In 2004, Registrant expended capital improvements and tenant improvements aggregating approximately $823,000 at 475 Fifth Avenue.  As of December 31, 2004, Registrant had expended approximately $12,063,000 on capital expenditures and tenant improvements at 475 Fifth Avenue.  In addition, Registrant incurred leasing commissions aggregating approximately $132,000 in 2004 at 475 Fifth Avenue.  In 2005, Registrant became obliged to expend approximately $1,097,000 in tenant improvements in connection with new leases, of which approximately $303,000 has yet to be paid.  Registrant has also incurred leasing commissions aggregating approximately $401,000 in 2005 at its New York property, of which approximately $211,000 has yet to be paid.  In 2005, Registrant has also incurred capital improvement obligations aggregating approximately $317,000, of which approximately $14,000 has yet to be paid.  Owing to Registrant’s liquidity problems that have been due largely to increased vacancies and reduced cash flow from 475 Fifth Avenue, Registrant has largely delayed its capital improvement program.  The sale of the Directory Building and the Tumi Building generated some of this necessary capital and the Bank of America Loan has provided an additional source of funds.  As Registrant continues to lease vacant space, it will be obliged to fund substantial leasing commissions and tenant improvements.

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

          475 Fifth Avenue is situated in the Grand Central district of the New York City midtown market.  According to the Fourth Quarter 2004 GVA Williams Market Report, such district includes approximately 53,750,000 aggregate rentable square feet (vacancy rate of approximately 13.2% at December 31, 2004 and 12.1% at September 30, 2005).  As of December 31, 2004 and September 30, 2005, asking rents per square foot in this district averaged approximately $47.36 and $52.56, respectively.  The Midtown North District included approximately 193,186,000 aggregate rentable square feet, approximate vacancy rates of 10.7% (December 31, 2004) and 9.5% (September 30, 2005), and average asking rents per square foot of approximately $51.30 and $56.87, respectively.  The entire Manhattan market included approximately 343,705,000 aggregate rentable square feet, approximate vacancy rates of 13.1% (December 31, 2004) and 11.6% (September 30, 2005), and average asking rents per square foot of approximately $41.56 and $46.01, respectively.

Alamo Towers

          On March 17, 1997, Registrant purchased the land, building and other improvements commonly known as the Alamo Towers, and situated in San Antonio, Texas for approximately $12,002,000, including capitalized closing and related costs. The Alamo Towers contains a multi-tenant office building comprised of approximately 193,500 square feet (reduced from approximately 196,000 square feet when Registrant acquired the property).  Registrant owns fee title to the Alamo Towers, subject to the lien of the Fleet Loan.

          The Alamo Towers is an office building consisting of two stand-alone 8-story towers with approximately 182,900 square feet of office space and 10,500 square feet of basement space.  As of September 30, 2005, approximately 76.1% of the rentable square footage of office space in the Alamo Towers was leased, at an average current rent (base rent without reduction for any free rent periods) of approximately $15.61 per square foot.  Following is a schedule of expiration of such leases.

Expiration Year	Approximate Square Feet	% of Total	Avg. Current Rent/Sq.Ft.

2005	15,621	8.6%	$15.84
2006	39,495	21.7%	$16.47
2007	9,865	5.4%	$16.22
2008	22,123	12.2%	$15.48
2009	38,400	21.1%	$14.85
2010	7,478	4.1%	$14.60
2014	5,213	2.9%	$15.25

          The Alamo Towers has yet to achieve sustainable increases in occupancy rates, primarily because of the absence of a covered parking garage.  Largely as a result of increased vacancies and reduced cash flow from 475 Fifth Avenue, Registrant has delayed its capital improvement program for the Alamo Towers.  In 2004, Registrant expended approximately $150,000 in leasing commissions at the Alamo Towers.  As of December 31, 2004, Registrant had expended approximately $7,145,000 in capital expenditures and tenant improvements at the Alamo Towers, of which approximately $176,000 was incurred in 2004.  In 2005, Registrant has incurred tenant improvements and leasing commissions aggregating approximately $65,000 and $47,000 at the Alamo Towers.  Registrant has also incurred capital improvement obligations aggregating approximately $82,000 in 2005, of which approximately $75,000 remains unpaid.

          In August 2005, Registrant entered into an exclusive sales listing agreement, pursuant to which CB Richard Ellis, Inc. will use its best efforts to sell the Alamo Towers.  Registrant has yet to solicit offers to purchase that property and there is no assurance that it will be able to sell the Alamo Towers on acceptable terms.  If the property is not sold, Registrant may construct a covered parking garage, depending upon the availability of funds.  Registrant likely will finance any such construction from cash flow generated by operations and/or financing secured by the building.  The planned garage has been scaled back to a 550-car garage at an estimated cost of $3,250,000 (as contrasted to a 1,000 car garage at a cost of $6,000,000).  In the future, Registrant may need to replace the East Tower roof

(estimated at $200,000), recaulk the glass walls and windows (estimated at $200,000), install sprinklers on all floors (estimated at $250,000), renovate the lobby, and upgrade restrooms to comply with ADA (estimated at $500,000 to $600,000), but these improvements are subject to Registrant’s continued ownership of the property and are unlikely to occur in the near future.

          For the year ended December 31, 2004, Registrant paid approximately $396,000 in real property taxes with respect to the Alamo Towers.  At December 31, 2004, such taxes were imposed at a rate of 3.07% on an assessed value of $12,900,000.

          According to the NAI Rohde, Ottmers and Siegel 2004 Global Market Report for San Antonio, as of December 31, 2004, the San Antonio office market included approximately 22,692,000 aggregate rentable square feet, of which approximately 21.1% was vacant.  Asking rents in this market averaged $20.00 per square foot for Class A space and $16.37 per square foot for Class B space.  According to the Grubb & Ellis Second Quarter 2005 San Antonio Office Market Trends Report, the San Antonio office market has experienced seven consecutive quarters of positive absorption, including approximately 91,000 square feet in the second quarter of 2005 and 221,000 for the six months ended June 30, 2005.  Vacancy rates declined to 17.7%.  Asking rents declined by $0.02 per square foot, which was largely attributable to the $0.12 drop to $16.29 per square foot for Class B space.  The Alamo Towers is located in the north-central market and is classified as Class B space.

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

          The action against Polish Ocean Lines, Inc. is attributable to the rejection of its subsidiary’s lease for space in the Tumi Building. See “Item 1. Business – Tumi Building.”  In July 2000, Registrant obtained a judgment in the approximate amount of $618,600 in the Superior Court of New Jersey Law Division; Middlesex County.  In May 2001, the amount of this judgment was increased to approximately $4,389,400.  In November 2004, the Supreme Court of Poland recognized the enforceability of a New Jersey judgment in Poland.  Registrant continues to pursue enforcement of this judgment in Poland.

          The tenants under leases for approximately 33,550 square feet of office space in New York have vacated the space.  Registrant has obtained possession of such space and commenced actions in New York State Supreme Court, New York County, to collect rent payments.  The tenants’ filings for protection under Chapter 11 of the U.S. Bankruptcy Code have stayed Registrant’s actions.  Registrant has filed proofs of claim in those bankruptcy proceedings.  Registrant has leased approximately 54.9% of such space to replacement tenants.

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

          There are no compensation plans under which equity securities of Registrant are authorized for issuance.

          As of October 6, 2005, there were 1,982 Unitholders of record.

          Registrant did not make any cash distributions to investors for the fiscal years ended December 31, 2004 and 2003.

          There are no material legal restrictions upon Registrant’s present or future ability to make distributions in accordance with the provisions of Registrant’s Agreement of Limited Partnership, as amended through the date of this report.  However, the Bank of America Loan Agreements limit distributions to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of step rent receivables.  See, however, Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of economic conditions that have resulted in the suspension of distributions and that may continue to affect Registrant’s ability to make distributions.

Purchases of Equity Securities by Registrant and its Affiliates

          Registrant and its affiliates did not purchase any Units during the fourth quarter of the fiscal year covered by this report (the quarter ended December 31, 2004).

          Registrant’s Unit Repurchase Plan is not limited as to the number or dollar amount of purchases, but Registrant is limited to a maximum of $3,000,000 in Unit repurchases by its loan documents.  Registrant has not set an expiration date for this Plan.  However, on March 15, 1998, Registrant suspended the Unit Repurchase Plan as to conserve cash and ease administrative and accounting burdens.  At that time, an affiliate of the General Partners offered to purchase Units on the same terms as the Unit Repurchase Plan, except that purchased Units are not canceled but are held by such affiliate.  That affiliate suspended its purchases of Units in April 2004 and is not presently purchasing Units, although it may in the future recommence such purchases.

Item 6.	Selected Financial Data.

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000

Operating Revenues	$10,117,417	$12,643,576	$10,857,861	$12,293,919	$16,746,742
Net Loss from Continuing Operations	$(3,966,214)	$(3,010,268)	$(2,209,960)	$(562,703)	$3,477,568
Net Loss from Continuing Operations Per Unit (1)	$(1.32)	$(1.00)	$(0.73)	$(0.19)	$1.15
Net Loss from Discontinued Operations (2)	$(421,626)	$(4,947,580)	$(496,685)	$(1,113,844)	$(1,668,614)
Net Loss from Discontinued Operations Per Unit (1)(2)	$(0.14)	$(1.64)	$(0.16)	$(0.37)	$(0.55)
Net (Loss)/Income (3)	$(4,387,840)	$(7,957,848)	$(2,706,645)	$(1,676,547)	$1,808,954
Net (Loss)/Income Per Unit (1)	$(1.46)	$(2.64)	$(0.90)	$(0.56)	$0.60
Total Assets	$73,000,305	$90,925,325	$97,372,747	$100,532,466	$102,145,141
Long-Term Obligations	$40,394,601	$54,193,343	$55,040,618	$55,879,036	$51,335,864
Distributions Per Unit (1)(4)	$0.00	$0.00	$0.00	$1.20	$1.20

(1)	Per Unit numbers are based on 2,983,531 Units for 2004, 2003, 2002, 2001, and 2000.

(2)

Discontinued operations consist of the results of operations for the Directory Building and the Tumi Building, each of which was classified as “held for sale” in 2004 upon Registrant’s decision to market those properties.  In accordance with its consolidated statement of operations, those results of operations are reflected as discontinued operations for all periods presented.  Loss from Discontinued Operations for the year ended December 31, 2003 includes impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building to fair value at December 31, 2003.  The Directory Building was sold in October 2004 and the Tumi Building was sold in April 2005.

(3)	Net Income for the year ended December 31, 2000 includes approximately $5,111,000 in gain on sale of real estate from the sale in June 2000 of the Flatiron Building in Boulder, Colorado.

(4)	Each year’s distributions include funds distributed after the end of the year which are attributable to that year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

          In connection with Registrant’s plan to increase its liquidity, Registrant sold the Directory Building in Las Colinas, Texas (October 2004) and the Tumi Building in South Plainfield, New Jersey (April 2005) and, in August 2005, amended and increased its line-of-credit loan with Bank of America.  Registrant has used, and is continuing to use, the proceeds from these transactions to pay down the Fleet Loan and to augment working capital, including the funding of tenant improvements and leasing commissions at its properties and reducing accounts payable and accrued expenses.  Registrant has also sought to conserve cash by limiting expenses and has been more aggressively pursuing new tenants at its properties.

Liquidity and Capital Resources

     Demands on Liquidity and Capital Resources.

          Registrant experienced difficulties at its properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn.  In 2003, vacancies and relocations of office tenants paying aggregate annual rents of approximately $1,147,000 occurred at 475 Fifth Avenue.  In May 2003, Registrant negotiated an early termination of an office lease (an annual rent of approximately $523,000 until December 2007) in consideration of a $500,000 lease cancellation fee plus rent payments through December 2003.  In January 2004, Registrant obtained a judgment and warrant of eviction against an existing retail tenant with an approximate annual base rent of $360,000; also in January 2004 the tenant filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Registrant has collected all past due amounts from that tenant pursuant to stipulations that permit Registrant to cancel the lease if the tenant does not timely meet its lease obligations.  In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases, with an aggregate annual rent of approximately $1,244,000, from tenants that vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Registrant has filed proofs of claim in those bankruptcy proceedings and has leased approximately 54.9% of that space to replacement tenants.

          Registrant has been accelerating its pace of leasing vacant space in the New York building.  Since January 1, 2003, Registrant has entered into new leases for office space with aggregate annual rents of approximately $622,000 (2003), $878,000 (2004), and $1,101,000 (2005).  In August 2003, Registrant entered into a lease for retail space at the New York building for a term of 12 years, 9 months at an initial annual rent of $660,000; the tenant commenced paying rent in May 2004.  In 2004, Registrant expended approximately $823,000 for tenant improvements and capital improvements and $132,000 for leasing commissions at 475 Fifth Avenue.  During 2005, Registrant has incurred obligations of approximately $1,097,000 for tenant improvements (of which approximately $303,000 remains unpaid) and $401,000 for leasing commissions (of which approximately $211,000 has yet to be paid) in connection with new leases at 475 Fifth Avenue.  In 2005, Registrant has also incurred capital improvement obligations at 475 Fifth Avenue aggregating approximately $317,000, of which approximately $14,000 has yet to be paid.

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

          Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values.  The level of capital improvements decreased significantly in 2002 and 2003 owing to sluggish leasing activity, particularly at 475 Fifth Avenue, and the constraints imposed by Registrant’s available cash.  During 2004, Registrant funded approximately $1,544,000 of building and tenant improvements (primarily in New York and Oklahoma City) and $431,000 in leasing commissions.  During 2005, Registrant has incurred obligations aggregating approximately $1,726,000 (of which $391,000 remains unpaid) for building and tenant improvements and $482,000 of leasing commissions (of which approximately $211,000 remains unpaid) in connection with new and extended leases at its properties.  Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,900,000) and Alamo Towers (estimated at $4,500,000 if this property is not sold and, instead, significant improvements are made). These additional capital improvements are expected to be made over several years.  Registrant’s limited available cash to fund tenant improvements and leasing commissions has compromised its ability to lease vacant space, but the $3,000,000 loan advance under the Bank of America Loan provides a fresh source of capital.  In August 2005, Registrant entered into an Exclusive Sales Listing Agreement, pursuant to which CB Richard Ellis, Inc. will use its best efforts to sell the Alamo Towers.  Registrant has yet to solicit offers to purchase that property and there is no assurance that it will be able to sell the Alamo Towers on acceptable terms.

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

          Registrant also has a mortgage loan secured by its New York property (the “475 Loan”), but it does not have any unused borrowing capacity under the 475 Loan other than a small replacement reserve (currently approximately $25,000) to fund certain improvements at 475 Fifth Avenue.

          Liquidity and Sources of Cash.

          At December 31, 2004, Registrant had cash and receivables of approximately $434,000 as contrasted to accounts payable and accrued expenses (including those associated with real estate held for sale) of approximately $4,675,000 and amounts due to general partners of approximately $2,053,000.  Although its operations presently do not generate sufficient cash to meet its expenses as they come due, Registrant projects that its current operations will generate a positive cash flow commencing in the second half of 2005.  Owing to the sale of the Directory Building in October 2004, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) decreased by approximately $723,000 in 2004; however, during the year the General Partners deferred receipt of approximately $826,000 of fees.  The effect of any deferrals of payables is to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  There can be no assurance that any such accruals and deferrals can or will continue in the future.

          Registrant’s operations (including from the Directory Building and the Tumi Building, which were classified “held for sale”) used net cash of approximately $222,000 in 2004 as contrasted to $2,797,000 provided by operations in 2003.  This $3,019,000 difference in cash flows is attributable primarily to the following items of decreased cash flow from operations: the approximate $3,290,000 difference between a reduction in accounts payable and accrued expenses in 2004 as contrasted to a significant increase in 2003, the approximate $318,000 difference between a reduction in escrow deposits - operating in 2004 as contrasted to an increase in 2003, and the approximate $2,708,000 decrease in net loss, adjusted for depreciation, amortization, bad debt expense, impairment loss, and deferred rent receivable from 2003 to 2004.  Those items of decreased cash flow, which aggregate approximately $6,316,000, exceeded the following items of increased cash flow from operations, which aggregate approximately $3,196,000: the approximate $599,000 increase in amounts due to the general partners, the approximate $549,000 difference between an increase in other liabilities in 2004 as contrasted to a reduction in 2003, the approximate $760,000 decrease in lease commissions and deferred legal fees, and the approximate $1,288,000 difference between a reduction in accounts receivable in 2004 as contrasted to a significant increase in 2003.  Net cash provided by investing activities approximated $13,699,000 in 2004 (consisting primarily of proceeds from the sale of the Directory Building of approximately $15,542,000, which exceeded building and tenant improvements of approximately $1,795,000) as contrasted to net cash used in such activities in 2003 of approximately $2,581,000 (most of which was attributable to building and tenant improvements).  Net cash used in financing activities approximated $13,823,000 in 2004 (including a $13,000,000 paydown of the Fleet Loan upon sale of the Directory Building) as contrasted to approximately $903,000 in 2003.

          Registrant’s Plan to Restore Liquidity.

          Registrant’s short-term challenge is to further pay down its accounts payable and fund additional tenant improvements and leasing commissions associated with any new leases at its properties.  Registrant has been funding these expenditures primarily from the proceeds of the sale of properties.

          In October 2004, Registrant sold the Directory Building in Las Colinas, Texas for a purchase price of $16,100,000.  Fleet received $13,000,000 of proceeds from such sale as a pay down of the Fleet Loan.  Registrant also paid (i) a rent refund to Verizon, sales commissions, and other closing costs aggregating approximately $714,500 and (ii) outstanding real estate taxes, leasing commissions, and other accrued expenses related to the Directory Building totaling approximately $656,000, so that Registrant received approximately $1,730,000 of net proceeds from the sale of the Directory Building.  Registrant has used such proceeds to augment working capital, including the funding of tenant improvements at its properties and reducing accounts payable and accrued expenses.

          In April 2005, Registrant sold the Tumi Building in South Plainfield, New Jersey for a purchase price of $9,750,000.  Fleet received approximately $6,524,000 from the proceeds of such sale (including interest earned on such sale proceeds) as a pay down of the Fleet Loan.  Registrant granted the purchaser a credit against the purchase price in the amount of $310,000 and paid (i) sales commissions and other closing costs aggregating approximately $454,700 and (ii) outstanding real estate taxes and leasing commissions related to the Tumi Building totaling approximately $335,700, so that Registrant received net proceeds of approximately $2,132,000 from the sale of the Tumi Building.  Registrant has used, and is continuing to use, such net sales proceeds to finance tenant improvements and leasing commissions and to reduce accounts payable and accrued expenses.

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

          Registrant is more aggressively pursuing new tenants at its properties.  It retained Williams Real Estate Co. Inc. in February 2004 to act as its exclusive rental agent in New York.  During 2004, it entered into new office leases at 475 Fifth Avenue aggregating approximately 26,380 square feet of space at an approximate annual base rent of $878,000 (after free rent periods).  In 2005, Registrant has leased approximately 30,940 square feet of office space at an approximate annual base rent of $1,101,000 (after free rent periods) at the New York building.  In Oklahoma City, Registrant has employed Mr. Tom Fillmore as its Property Manager/Leasing Agent, with a primary focus on soliciting brokers to find tenants to take over the space vacated by Marathon.  In June 2004, Registrant leased approximately 51,200 square feet of such space to Mercury Insurance at an approximate annual fixed rent of $486,350.  Registrant has reconfigured vacant space in Oklahoma City to conform to a perceived greater demand for smaller space.

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

          2004 versus 2003

          Rental revenue in 2004 decreased by 14.8% from 2003, despite new leases signed in 2003 and 2004 at the New York building, because of vacancies and an early lease termination at the New York building in 2003, Marathon’s early lease termination at the Oklahoma building, and a rent reduction commencing in September 2003 at the LightCross Building in Monterey Park, California.  Registrant realized lease cancellation income in 2003 in the amounts of $500,000 from an office tenant in the New York property and $714,000 from Marathon in the Oklahoma City building; there was no such income in 2004.  Other income, which increased by 291.3% from 2003 to 2004, consists of a refund of real estate taxes relating to prior years of approximately $176,000, the release of reserves established in prior years relating to tenants that had previously vacated the New York building, and the collection of New York tenant receivables that had previously been written-off.

          Amortization decreased by 40.3% primarily because of the amortization in full in 2003 of commissions relating to terminated leases at the New York property.  Property operating costs increased by 1.6% in 2004 primarily as a result of an increase in New York real property taxes, legal fees incurred as a result of tenant delinquencies in New York, and late fees incurred with respect to the 475 Loan.  Management fees decreased by 7.2% in 2004 from 2003 due to the decrease in rental income.  Professional fees increased by 25.0% from 2003 to 2004 primarily because of audit fees accrued in 2004 for the years ended December 31, 2001, 2002, 2003, and 2004 as a result of the resignation of Registrant’s previous auditor and engagement of its current principal accountant.  Bad debt expense decreased by 67.8% in 2004 from 2003 due to the write-off of receivables from tenants in the New York and San Antonio buildings.  General and administrative expenses increased by 2.8% in 2004 from 2003 due to increases in transfer agent, auditing, and tax preparation costs.

          Net income from discontinued operations is attributable to the Directory Building and the Tumi Building, which were classified as held for sale in January 2004 and July 2004, respectively.  Registrant realized a net loss from discontinued operations of approximately $422,000 in 2004 as contrasted to a net loss of approximately $4,948,000 in 2003.  This difference is primarily attributable to impairment write-downs of the Directory Building and the Tumi Building aggregating $4,530,000 in 2003 and a reduction in depreciation and amortization expense in 2004, as depreciation and amortization was discontinued after the properties were classified as “held for sale.”  In compliance with the adoption of Statement of Financial Accounting Standards No. 144 (“Statement 144”), Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for 2004 decreased by 44.9% from 2003.  The decrease in Registrant’s net loss was primarily attributable to the impairment write-downs in 2003, which more than offset the decrease in rental revenue and the absence in 2004 of lease cancellation income.

          2003 versus 2002

          Rental revenues increased by 5.5% from 2002 to 2003, despite an increase in rent abatements given to tenants in the New York building, because of the recognition for financial reporting purposes in 2003 of deferred rent receivable from tenants that paid early termination fees that were written off as bad debt expense.  Registrant received lease cancellation income in 2003 of approximately $714,000 from the termination of the Marathon Oil lease and $500,000 from a tenant in the New York building, as contrasted to 2002 when Registrant did not receive any such income.  Interest and other income decreased by 11.8% from 2002 to 2003, despite the recognition in 2003 of deferred gain from the sale in 2000 of a property in Boulder, Colorado, primarily because of lower cash balances invested at lower interest rates and the loss of antennae lease payments from a bankrupt company at the San Antonio building.

          Depreciation increased by 7.4% in 2003 primarily because of capital improvements and tenant improvements completed at 475 Fifth Avenue and Alamo Towers.  Amortization increased by 66.5% primarily because of the write-off of approximately $250,000 of leasing commissions for certain New York tenants.  Property operating expenses increased by 10.8% in 2003 primarily because of an increase in property taxes in New York and an increase in utilities at most of Registrant’s properties. Management fees decreased by 13.1% in 2003 from 2002 due to the decrease in rental income.  Professional fees decreased by 5.2% from 2002 to 2003 primarily because of legal fees paid in 2002 with respect to the Polish Ocean Lines case concerning the Tumi Building.  Bad debt expense increased by 374.1% from 2002 to 2003 primarily because of the write-off of receivables from New York and San Antonio tenants.

          Net loss from discontinued operations is attributable to the Directory Building and the Tumi Building, which were classified as held for sale in January 2004 and July 2004, respectively.  Registrant realized a net loss from discontinued operations of approximately $4,948,000 in 2003 as contrasted to approximately $497,000 in 2002, primarily because of the $4,530,000 impairment write-downs of the Directory Building and the Tumi Building in 2003 and, to a much lesser extent, rent concessions and reductions granted to tenants at those properties in 2003.  In compliance with the adoption of Statement 144, Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for 2003 increased by 194.0% from 2002.  The increase in Registrant’s net loss was primarily attributable to impairment write-downs in 2003, which more than offset the increase in rental income and lease cancellation income in 2003.

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

          Valuation of Properties Held for Use and Sale.

          On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell. Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period.  These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the year ended December 31, 2003, Registrant recorded impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building.  For the years ended December 31, 2004 and 2002, no impairment losses were recognized.  See Item 8.  Financial Statements and Supplementary Data – Note 4.  Investments in Real Estate for a discussion of the impairment write-down for those properties.

          Bad Debts.

          Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries; however, as of December 31, 2004, Registrant has determined that no allowance for doubtful accounts was necessary. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

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

Contractual Obligations

          The table below provides information as of December 31, 2004 with respect to Registrant’s known contractual obligations.

	Payment due by period[1]

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$40,394,601	$10,072,615	$1,174,999	$29,146,987	$-0-
Total[2]	$40,394,601	$10,072,615	$1,174,999	$29,146,987	$-0-

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

          Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

          Registrant has obtained the 475 Loan, a fixed rate debt instrument.  Registrant has also obtained the Bank of America Loan, which refinanced the Fleet Loan, each a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties.  Approximately 24% and 43% of Registrant’s outstanding debt was subject to variable rates at December 31, 2004 and 2003, respectively.  In addition, the average interest rate on Registrant’s debt increased from 6.07% at December 31, 2003 to 7.26% at December 31, 2004.  Registrant does not have any other material market-sensitive financial instruments.  It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

[1]	Payments due exclude interest payments due under long-term debt obligation.
[2]

As of December 31, 2004, Registrant had no Capital Lease Obligations, Operating Lease Obligations, Purchase Obligations, or Other Long-Term Liabilities reflected on Registrant’s balance sheet under GAAP.  Registrant’s lease for approximately 3,550 square feet of office space at 475 Fifth Avenue at a current base rent of $39.75 per square foot is not considered an Operating Lease Obligation because Registrant is both landlord and tenant under that lease.  This table does not include management fees payable to the General Partners as described in Item 13 below.

          The table below provides information as of December 31, 2004 about Registrant’s debt instruments that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.  Weighted average variable rates are based on rates in effect at the reporting date.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Total	Fair Value

	(in thousands)
Secured	$9,740	$—	$—	$—	$—	$9,740	$9,740
Variable Average Interest rate	4.09%	—	—	—	—	—
Secured Fixed	$333	$362	$393	$420	$29,147	$30,655	$33,881
Average interest rate	8.27%	8.27%	8.27%	8.27%	8.27%	8.27%

          Registrant believes that the interest rates given in the table for fixed rate borrowings are above the rates Registrant could currently obtain for instruments of similar terms and maturities.  The fair values of such instruments are estimated using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at December 31, 2004 (estimated at 5.43% per annum).  An increase of 1% in market rates would reduce the fair value of Registrant’s fixed rate borrowings by approximately $281,000.  A 1% decrease in market rates would increase such fair value by approximately $1,339,000.

          A change of 1% in the index rate to which Registrant’s variable rate debt is tied would change the annual interest incurred by Registrant by approximately $97,400, based upon the balances outstanding on variable rate instruments at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data.

           See list of Financial Statements and Financial Statement Schedules at page F-2, filed as part of this report.

Quarterly Results of Operations (Unaudited)

	2004

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

	(Thousands of dollars, except per unit data)
Total revenues	$3,535	$2,815	$2,376	$2,253
Total expenses	$4,374	$3,844	$3,313	$3,483
Net loss from continuing operations	$(838)	$(1,029)	$(937)	$(1,230)
Net income/loss from discontinued operations (2)	$294	$276	$(108)	$(815)
Net loss	$(545)	$(753)	$(1,045)	$(2,045)
Net loss per Unit	$(0.18)	$(0.25)	$(0.35)	$(0.68)

	2003

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

	(Thousands of dollars, except per unit data)
Total revenues	$3,116	$3,369	$2,698	$3,873
Total expenses	$3,925	$4,004	$3,351	$5,289
Net loss from continuing operations	$(809)	$(635)	$(653)	$(1,417)
Net income/loss from discontinued operations (2)	$137	$(40)	$15	$(4,556	)(1)
Net loss	$(672)	$(675)	$(638)	$(5,973	)(1)
Net loss per Unit	$(0.22)	$(0.22)	$(0.21)	$(1.98	)(1)

(1)

For the three months ended December 31, 2003, Net loss from discontinued operations, Net loss, and Net loss per Unit include impairment write-downs approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building to fair value at December 31, 2003.  The Directory Building was sold in October 2004 and the Tumi Building was sold in April 2005.

(2)

Discontinued operations consist of the results of operations for the Directory Building and the Tumi Building, each of which was classified as “held for sale” in 2004 upon Registrant’s decision to market those properties.  In accordance with its consolidated statement of operations, those results of operations are reflected as discontinued operations for all periods presented.

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

          Registrant employs the following employees who make significant contributions to the business of Registrant:

Name	Age	Position	Employee Since

Dominick Proscia	41	Property Manager	1996
Veronica Rios	41	Property Manager	1999
Madeline Matlak	40	Fund Administrator	1994
Tom Fillmore	63	Property Manager/ Leasing Agent	2003

          Dominick Proscia is the Property Manager for 475 Fifth Avenue.  Mr. Proscia has been employed in various capacities at 475 Fifth Avenue for the past 23 years, both for Registrant and for previous owners of the building.  Prior to becoming the Property Manager in 2005, he was the building superintendent for nine years and, before that, the building starter and a porter.  Mr. Proscia has a Certificate as a Fire Safety Director and a Standpipe and Sprinkler Certificate, each issued by the New York City Fire Department.

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

          Tom Fillmore is the Property Manager/Leasing Agent for the Mercury Insurance Group Building.  Mr. Fillmore has been a property manager for the past 20 years, including 11 years at Registrant’s Mercury Insurance Group Building.  He has been a property manager for Trammell Crow Company (1997 to 2003 for various types of commercial buildings), Sentinel Real Estate Corporation (1992 to 1997 for a high-rise office building), Swearingen Management (1987 to 1992 for an office building), and The Horne Company (1984 to 1987 for an office building and an industrial warehouse).  Mr. Fillmore also worked as a real estate insurance manager for Wilson Foods for 22 years.  He received a B.B.A. degree in real estate from Central State University (now Central Oklahoma University).

Involvement in Certain Legal Proceedings.  In 2005, a receiver was appointed by a court for an office building located in St. Paul, Minnesota that is owned by a limited partnership that is indirectly controlled by Mr. Gossett.  The appointment of the receiver was initiated by the holder of mortgage debt in connection with a foreclosure action.

Section 16(a) Beneficial Ownership Compliance.  Based solely upon its review of copies of Forms 3, 4, and 5 received by it during 2004, and written representations from reporting persons that no other Forms 5 were required for such persons for 2004, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 2004 and prior years were complied with on a timely basis except as previously reported.

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

Summary Compensation Table

	Year	Share of Adjusted Cash From Operations	Management Fees	Leasing Commissions	Expense Reimbursement

Corporate General Partner	2004	$-0-	$668,842	$-0-	$40,000
Individual General Partner	2004	$-0-	$167,210	$-0-	$10,000
Corporate General Partner	2003	$-0-	$718,749	$-0-	$40,000
Individual General Partner	2003	$-0-	$179,687	$-0-	$10,000
Corporate General Partner	2002	$7,233	$819,369	$-0-	$40,000
Individual General Partner	2002	$1,808	$204,842	$-0-	$10,000

See Item 13 - “Certain Relationships and Related Transactions” for a discussion of the above compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth information as of September 30, 2005 as to persons known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class

Vance, Teel & Company, Ltd.¹ 406 E. 85th Street New York, New York 10028	724,430	24.3%

¹

Each of Robert F. Gossett, Jr., the Individual General Partner and the President of the Corporate General Partner, and Pauline G. Gossett, the Secretary of the Corporate General Partner, own a 25% proportionate interest in Vance, Teel & Company, Ltd.

          The following table sets forth information as of September 30, 2005 with respect to the beneficial ownership of Units of Registrant by (i) each of the General Partners, (ii) each of the directors and executive officers of the Corporate General Partner, and (iii) all General Partners and executive officers and directors of the Corporate General Partner, as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

1345 Realty Corporation [1]	-0-	0%
Robert F. Gossett, Jr. [2]	181,107.5	6.1%
Pauline G. Gossett [3]	181,107.5	6.1%
All General Partners and Directors and Executive Officers as a group (3 persons)	362,215	12.1%

1.	1345 Realty Corporation is the Corporate General Partner.

2.

Mr. Gossett is the Individual General Partner and the President of the Corporate General Partner.  Consists of Mr. Gossett’s 25% proportionate interest in Vance, Teel & Company, Ltd.  He disclaims beneficial ownership of the remaining 75% proportionate interest owned by his wife, Pauline Gossett, and his two adult children.

3.

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

          In 2004, the General Partners received no distributions of adjusted cash from operations.  For the year ended December 31, 2004, $43,878 (1%) of Registrant’s net loss was allocated to the General Partners ($35,102 to the Corporate General Partner and $8,776 to the Individual General Partner).

          The General Partners or their affiliates are also entitled to receive:  a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from operations less the asset management fee; an asset management fee for managing Registrant’s funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property management services for Registrant’s properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for net leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases.  During the year ended December 31, 2004, the General Partners earned an aggregate of $836,052 of such management fees ($668,842 to the Corporate General Partner and $167,210 to the Individual General Partner), the receipt of all of which was deferred.

          The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at the following rates:  (i) in the case of a property leased long-term (10 or more years) net (or similar) basis, 1% of annual gross revenues; and (ii) in the case of other properties, a fee, not to exceed the competitive rate charged by others rendering similar services in the same geographical area, not greater than 6% of annual gross revenues where the General Partners or their affiliates perform leasing, re-leasing and related leasing services, or 3% of annual gross revenues where they do not perform any such services.  If a long-term net (or similar) lease is terminated for any reason and the General Partners or their affiliates perform leasing, re-leasing or leasing related services, they will be entitled to a leasing fee of 3% of the gross revenue for the first five years of each replacement lease signed.  During the year ended December 31, 2004, no such fees were paid to the General Partners.

          During the year ended December 31, 2004, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant’s operations aggregating $50,000 ($40,000 to the Corporate General Partner and $10,000 to the Individual General Partner).

          As of December 31, 2004, Registrant was indebted to the General Partners in the amount of $2,053,441 for deferred and unpaid fees.

Item 14.	Principal Accountant Fees and Services.

          The firm of BDO Seidman, LLP is Registrant’s current independent auditors. The independent auditors previously engaged by Registrant was Ernst & Young LLP.  Fees paid to BDO Seidman, LLP and to Ernst & Young LLP for each of the fiscal years ended December 31, 2004 and 2003 were as follows:

          Audit Fees.  Fees for audit services provided by BDO Seidman, LLP for the years ended December 31, 2004, 2003, and 2002 aggregated $177,000, of which $135,000 was paid in 2004 and 2005 and $15,000 has yet to be paid.  Fees for audit services provided by Ernst & Young LLP for the year ended December 31, 2003 aggregated $24,000 (all of which was paid in 2003).  Audit services consisted solely of the audit of Registrant’s consolidated financial statements.

Audit-Related Fees. There were no fees for audit-related services provided during the years ended December 31, 2004 and 2003 by BDO Seidman, LLP or Ernst & Young LLP.

          Tax Fees.  Other than $20,000 in fees (of which $15,000 has yet to be paid) for tax return review and New York real estate tax certiorari and appeal provided by BDO Seidman, LLP, there were no fees for tax services provided during the years ended December 31, 2004 and 2003 by BDO Seidman, LLP or Ernst & Young LLP.

All Other Fees. There were no other fees during the years ended December 31, 2004 and 2003 for products or services provided by BDO Seidman, LLP or Ernst & Young LLP.

          Registrant does not have an audit committee.  The Individual General Partner is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed by Registrant’s independent auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1), (2)	See page F-2.

Sequential Page Number

(a)(3)	Exhibits:

3.	Certificate of Limited Partnership, incorporated by reference to Exhibit 4 to Registration Statement No. 33-2258 (the “Registration Statement”).

4.(a)

Amended and Restated Agreement of Limited Partnership dated as of July 24, 1995, incorporated by reference to Exhibit 4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

10.(a)	Property Management Agreement, incorporated by reference to Exhibit 10B to the Registration Statement.

(b)	Environmental Compliance and Indemnification Agreement dated ______, 1996, made by Registrant. [1]

(c)	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated September 26, 1996, made by Registrant with respect to the LightCross Building.[1]

(d)	First Amendment to Deed of Trust dated December __, 1996, made by Registrant with respect to the LightCross` Building.[1]

[1]	Incorporated by reference to Exhibits 10(k), (m), (n), (t), and (u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(e)	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated September 26, 1996, made by Registrant with respect to the Mercury Insurance Group Building.[1]

(f)	First Amendment to Mortgage dated December __, 1996, made by Registrant with respect to the Mercury Insurance Group Building.[1]

(g)	Amended and Restated Loan Agreement dated as of October 12, 2000 between Registrant and Fleet National Bank.[2]

(h)	Amended and Restated Secured Promissory Note dated October 12, 2000, made by Registrant.[2]

(i)	Second Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 12, 2000 made by Registrant with respect to Alamo Towers.[2]

(j)	Third Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of October 12, 2000 made by Registrant with respect to the LightCross Building.[2]

[2]	Incorporated by reference to Exhibits 10 (o), (p), (r), (s), and (u) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(k)

Third Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of October 12, 2000 made by Registrant with respect to the Mercury Insurance Group Building.[2]

(l)	Splitter Agreement dated as of August 9, 1999 between Fleet Bank and Registrant.[3]

(m)	Demand Note dated August 9, 1999 made by Registrant.[3]

(n)	Assignment of Mortgages and Note dated as of August 9, 1999 made by Registrant with respect to 475 Fifth Avenue. [3]

(o)	Consolidated and Restated Promissory Note dated August 9, 1999 made by 475 Fifth Avenue Limited Partnership. [3]

(p)	Mortgage Consolidation, Assignment of Rents, Security Agreement and Fixture Filing made as of August 9, 1999 by 475 Fifth Avenue Limited Partnership to and for the benefit of Heller Financial, Inc.[3]

(q)	Letter Agreement dated August 9, 1999 made by Robert F. Gossett, Jr. to and for the benefit of Heller.[3]

(r)	Manager’s Agreement, Subordination and Consent to Assignment dated as of August 9, 1999 made by Registrant to and for the benefit of Heller.[3]

[3]	Incorporated by reference to Exhibits 10 (v), (w), (x), (y), (z), (aa), (bb), and (cc) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(s)	Hazardous Substance Indemnification Agreement dated as of August 9, 1999 made by 475 Fifth Avenue Limited Partnership and Robert F. Gossett, Jr. to and for the benefit of Heller.[3]

(t)	Lease dated as of November 17, 2000 between Registrant and LightCross, Inc. with respect to the LightCross Building.[4]

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

(y)	First Amendment to Amended and Restated Secured Promissory Note dated as of August 9, 2005 between Bank of America, N.A., and Registrant.[5]

(z)	First Amendment to Amended and Restated Loan Agreement dated as of August 9, 2005 between Bank of America, N.A., and Registrant.[5]

(aa)

Fourth Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of August 9, 2005 between Registrant and Bank of America, N.A., with respect to the Mercury Insurance Group Building.[5]

(bb)

Fourth Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of August 9, 2005 between Registrant and Bank of America, N.A., with respect to the LightCross Building.[5]

[5]	Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, and 10.7 to Registrant’s Current Report on Form 10-K dated August 9, 2005.

(cc)	Third Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of August 9, 2005 between Registrant and Bank of America, N.A., with respect to the Alamo Towers.[5]

(dd)	Control Account Agreement dated as of August 9, 2005 between Registrant and Bank of America, N.A.[5]

(ee)	Confirmation of Environmental Compliance and Indemnification Agreement dated as of August 9, 2005 between Registrant and Bank of America, N.A.[5]

14.1	Code of Ethics of Registrant effective as of January 1, 2004, incorporated by reference to Exhibit 14.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

31.1	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

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

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

	By:	1345 REALTY CORPORATION as Corporate General Partner

Dated: October 25, 2005	By:	/s/ Robert F. Gossett, Jr.

ROBERT F. GOSSETT, JR., President

Dated: October 25, 2005	By:	/s/ Robert F. Gossett, Jr.

ROBERT F. GOSSETT, JR.
Individual General Partner

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.

1345 REALTY CORPORATION

Dated: October 25, 2005	By:	/s/ Robert F. Gossett, Jr.

Robert F. Gossett, Jr.
President, Director

Dated: October 25, 2005	By:	/s/ Pauline G. Gossett

Pauline G. Gossett
Secretary

Report of Independent Registered Public Accounting Firm

To the Partners of
Corporate Realty Income Fund I, L.P.

We have audited the accompanying consolidated balance sheets of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2004.  We have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Realty Income Fund I, L.P. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York
August 30, 2005

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Real estate, at cost:
Land	$10,721,820	$10,721,820
Buildings and improvements	53,925,637	53,352,184
Tenant improvements	11,596,216	10,625,876
Equipment and furniture	199,255	199,255

	76,442,928	74,899,135
Less accumulated depreciation	(18,616,138)	(16,069,477)

	57,826,790	58,829,658
Assets associated with real estate held for sale	9,477,428	26,066,069
Cash and cash equivalents	287,173	632,954
Accounts receivable	136,824	483,838
Notes receivable	22,459	26,291
Deferred rent receivable	1,603,722	1,706,496
Deferred financing costs, net of accumulated amortization of $1,116,136 in 2004 and $984,659 in 2003	407,535	514,569
Lease commissions and deferred legal fees, net of accumulated amortization of $1,603,756 in 2004 and $1,492,871 in 2003	1,974,073	1,633,317
Escrow deposits	345,177	74,083
Deposits and other assets	919,124	958,050

Total assets	$73,000,305	$90,925,325

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$4,078,217	$4,095,107
Mortgage loans payable	33,877,101	34,675,843
Due to general partners	1,389,922	805,292
Other liabilities	853,004	718,886
Obligations associated with real estate held for sale	7,837,397	21,277,693

Total liabilities	48,035,641	61,572,821

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	217,758	261,636
Cash distributions	(684,596)	(684,596)

	(465,838)	(421,960)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2004 and 2003)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	21,557,689	25,901,651
Accumulated cash distributions	(67,852,043)	(67,852,043)

	25,430,502	29,774,464

Total partners’ capital	24,964,664	29,352,504

Total liabilities and partners’ capital	$73,000,305	$90,925,325

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2004	2003	2002

Revenue:
Rental	$9,628,745	$11,305,004	$10,716,236
Lease cancellation	—	1,213,689	—
Interest and other income	488,672	124,883	141,625

	10,117,417	12,643,576	10,857,861

Expenses:
Interest	2,685,768	2,713,921	2,757,915
Depreciation	2,546,661	2,504,395	2,331,772
Amortization	442,496	740,897	445,079
Property operations	6,149,846	6,052,548	5,464,142
Management fees - affiliate	592,395	638,664	735,189
Professional fees	548,025	438,579	462,594
Bad debt expense	691,456	2,149,495	453,424
General and administrative	426,984	415,345	417,706

	14,083,631	15,653,844	13,067,821

Net loss from continuing operations	(3,966,214)	(3,010,268)	(2,209,960)
Net loss from discontinued operations	(421,626)	(4,947,580)	(496,685)

Net loss	$(4,387,840)	$(7,957,848)	$(2,706,645)

Net loss allocated:
General partners	$(43,878)	$(79,578)	$(27,066)
Limited partners	(4,343,962)	(7,878,270)	(2,679,579)

	$(4,387,840)	$(7,957,848)	$(2,706,645)

Net loss per unit of limited partnership interests:
Continuing operations	(1.32)	(1.00)	(0.73)
Discontinued operations	(0.14)	(1.64)	(0.16)

Net loss per unit of limited partnership interests	$(1.46)	$(2.64)	$(0.90)

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	General Partners	Limited Partners

Partners’ capital (deficit) at December 31, 2001	$40,921,097	$(306,275)	$41,227,372
Cash distributions to partners	(904,100)	(9,041)	(895,059)
Net loss	(2,706,645)	(27,066)	(2,679,579)

Partners’ capital (deficit) at December 31, 2002	37,310,352	(342,382)	37,652,734
Net loss	(7,957,848)	(79,578)	(7,878, 270)

Partners’ capital (deficit) at December 31, 2003	29,352,504	(421,960)	29,774,464
Net loss	(4,387,840)	(43,878)	(4,343,962)

Partners’ capital (deficit) at December 31, 2004	$24,964,664	$(465,838)	$25,430,502

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2004	2003	2002

Operating activities:
Net loss	$(4,387,840)	$(7,957,848)	$(2,706,645)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,881,941	4,955,023	4,245,991
Bad debt expense	1,123,533	2,149,495	453,424
Loss (gain) on sale of real estate	65,871	(45,582)	—
Impairment loss	—	4,530,000	—
Deferred rent receivable	(425,809)	(777,186)	(348,416)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	208,240	(1,080,072)	(108,667)
Notes receivable	3,833	113,961	100,233
Lease commissions and deferred legal fees	(785,021)	(1,545,383)	(135,616)
Escrow deposits	(222,923)	95,455	228,994
Deposits and other assets	54,974	(44,371)	(150,467)
Increase (decrease) in:
Accounts payable and accrued expenses	(740,267)	2,549,536	347,557
Due to general partners	825,852	226,936	1,000,653
Other liabilities	175,977	(373,189)	(58,766)

Total adjustments	4,166,201	10,754,623	5,574,920

Net cash (used in) provided by operating activities	(221,639)	2,796,775	2,868,275

Investing activities:
(Increase) decrease in escrow deposits	(48,171)	231,075	567,207
Proceeds from sale of real estate	15,541,974	—	—
Capital and tenant improvements	(1,794,760)	(2,812,040)	(1,449,869)

Net cash provided by (used in) investing activities	13,699,043	(2,580,965)	(882,662)

Financing activities:
Financing costs	(24,443)	(55,949)	—
Repayments of mortgage loans payable	(13,798,742)	(847,275)	(838,418)
Cash distributions to partners	—	—	(904,100)

Net cash used in financing activities	(13,823,185)	(903,224)	(1,742,518)

Net (decrease) increase in cash and cash equivalents	(345,781)	(687,414)	243,095
Cash and cash equivalents at beginning of period	632,954	1,320,368	1,077,273

Cash and cash equivalents at end of period	$287,173	$632,954	$1,320,368

See accompanying notes.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004

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

There were no unit redemptions during 2004, 2003 and 2002.

The Partnership is considered one operating segment.

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
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying balance sheets.  Accordingly, rental income for the years ended December 31, 2004, 2003 and 2002 includes $393,141, $(531,595), and $348,416, respectively, of income on the straight-line basis over/(under) the actual amount billed.

During 2004, 2003, and 2002, the Partnership wrote off deferred rent receivable of approximately $993,330, $0, and $192,509, respectively, relating to tenant bankruptcies and tenants vacating properties prior to the expiration of their lease terms. The write-offs, net of termination fees collected from former tenants, are included in bad debt expense in the accompanying consolidated statements of operations and in discontinued operations.

Certain lease agreements provide for reimbursement of real estate taxes, insurance and operating maintenance costs which are recorded on an accrual basis.

Allowance for Doubtful Accounts

The Partnership maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments.  Management periodically performs a detailed review of amounts due from tenants to determine if accounts receivable balances are impaired based on factors affecting the collectibility of those balances.  Management’s estimates of the allowance for doubtful accounts requires management to exercise significant judgment about the timing, frequency, and severity of collection losses, which affects the allowance and net income.  If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. All accounts receivable balances that are determined to be uncollectible are included in the allowance for accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following table summarizes changes in the allowance:

	Year ended December 31,

	2004	2003	2002

Allowance for doubtful accounts, beginning of year	$-0-	$-0-	$252,228
Reclassified to discontinued operations	-0-	-0-	(134,680)
Reclassified to notes receivable	-0-	-0-	(30,546)
Provision for bad debt expense	691,456	2,149,495	366,422
Write-offs	(691,456)	(2,149,495)	(453,424)

Allowance for doubtful accounts, end of year	$-0-	$-0-	$-0-

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

Real Estate and Depreciation

Real estate is stated at cost. The costs of repairs and maintenance are charged to expense as incurred.

Depreciation of buildings, improvements, and equipment and furniture is computed under the straight-line method over the estimated economic useful lives of the assets.  The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life

Building	40 years
Building improvements	26 - 40 years
Tenant improvements	1.5 – 10 years
Furniture and fixtures	10 years

The Partnership accounts for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”).  Long-lived assets are individually evaluated for impairment when conditions exist which may indicate that the sum of expected future cash flows (on an undiscounted basis) is less than its carrying amount.  Upon determination that an impairment has occurred, long-lived assets are reduced to their fair value.

If a property is considered held for sale, an impairment loss is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property.  Depreciation expense ceases once a property is considered held for sale.

Real Estate Held for Sale

The Partnership follows the provisions of SFAS 144.  In accordance with SFAS 144, the Partnership classifies an operating property as held for sale when it determines that the property is available for immediate sale in its present condition and management is reasonably certain that a sale will be consummated.  Operating properties held for sale are carried at the lower of cost or fair value less costs to sell.  When a property is identified by management and a plan for sale, as defined by SFAS 144, has been adopted, the Partnership estimates the fair value, net of selling costs, of such property.  Depreciation and amortization are suspended during the held-for-sale period.  The operations of properties held for sale are reclassified into discontinued operations for all periods presented.

In accordance with SFAS 144, when the Partnership sells a property and will not have continuing involvement after disposition, its operations and gain on sale are reported in discontinued operations when the operations and cash flows are clearly distinguished.  Once classified as discontinued operations, these properties are eliminated from ongoing operations.  Prior periods are also restated to reflect the operations of these properties as discontinued operations.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

Deferred Financing Costs

Costs incurred in connection with obtaining financing, such as origination fees, commitment fees, legal and other third-party costs, are amortized over the life of the related debt on a straight-line basis which approximates the effective yield method.

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

Cash Equivalents

The Partnership considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.  Cash and cash equivalents, which consist principally of money market funds, are carried at cost which approximates market value.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Partnership’s cash and cash equivalents, accounts receivable, deposits, and accounts payable and accrued expenses are carried at cost, which approximates fair value due to the short maturities of such items.

The carrying value of notes receivable approximates fair value because such notes bear interest at market rates for similar types of notes.

It is not practicable to determine the fair value of amounts due to general partners.

The carrying value of the variable rate mortgage loan payable portion of the Partnership’s debt approximates fair value at December 31, 2004 and 2003 as such loan is variable rate debt that reprices frequently at terms currently available to the Partnership.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

The fair value of the Partnership’s fixed rate long-term borrowings are estimated using discounted cash flow analysis, based on current borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value of the Partnership’s fixed rate long-term debt at December 31, 2004 was approximately $30,655,000 and $33,881,000, respectively.  The carrying amount and fair value of such debt at December 31, 2003 was approximately $31,000,000 and $35,870,000, respectively.

Reclassification

Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation.  Such reclassifications involve the Directory Building in Las Colinas, Texas and the Tumi Building in South Plainfield, New Jersey, each of which was classified as “held for sale” in 2004 (see Note 5).  The impact of these discontinued operations on the Partnership’s assets, liabilities, and results of operations is set forth in Note 6.

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
December 31, 2004 (continued)

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

The Directory Building

On October 18, 2004, the Partnership sold the Directory Building for $16,100,000.  The proceeds from the sale of the Directory Building were used to partially pay down the Fleet Loan (Note 9) by $13,000,000 and to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.  The Partnership recognized a loss of approximately $66,000 in 2004 on the sale of the Directory Building.  The Partnership purchased the Directory Building, an office building located in Las Colinas, Texas, and the 6.67 acres of underlying land on October 27, 1986. The property contains approximately 152,100 square feet of net rentable area.

As a result of its impairment analysis, the Partnership recorded an impairment write-down of approximately $1,895,000 to reduce the carrying amount of the property to fair value at December 31, 2003.

Tumi Building

On April 25, 2005, the Partnership sold the Tumi Building for an adjusted gross sales price of $9,440,000. The Partnership utilized $6,517,500 of the sale proceeds to pay down the Fleet Loan.  The balance of net proceeds have been used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.  The Partnership purchased the Tumi Building, an office building located in South Plainfield, New Jersey, and the five acres of underlying land on December 30, 1986. The property contains approximately 107,900 square feet of net rentable area.

As a result of its impairment analysis, the Partnership recorded an impairment write-down of $2,635,000 to reduce the carrying amount of the property to fair value at December 31, 2003.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

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

As of December 31, 2004, the building was approximately 57.2% leased to two tenants under leases with remaining terms of five years.  Marathon Oil Company had leased approximately 65,700 square feet of space pursuant to a lease that was to expire in February 2006.  However, pursuant to an amendment to the lease executed in December 2003, Marathon’s space was reduced to approximately 7,900 square feet as of May 1, 2004.  In connection with this reduction in space, Marathon paid a termination fee of $713,689 in 2003.

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

As of December 31, 2004, the building was approximately 69.5% leased to various tenants under operating leases with remaining terms ranging from one to fourteen years.  The Partnership’s ability to lease approximately 57,330 square feet of space since 2003 has more than offset vacancies attributable to the bankruptcy filings of certain office tenants in 2004 so that the building’s occupancy rate has risen to approximately 83.0% of the rentable square footage as of August 30, 2005.

In connection with the early termination of certain tenant leases, the Partnership recognized lease cancellation income of approximately $1,214,000 in the year ended December 31, 2003.

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
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

As of December 31, 2004, the building was approximately 77.0% leased to various tenants under operating leases with remaining terms ranging from one to ten years.

In August 2005, the Partnership made a decision to market the Alamo Towers in San Antonio, Texas for sale.  The Partnership has yet to solicit offers to purchase this property and there is no assurance that it will be able to sell the Alamo Towers on acceptable terms.

5.	Discontinued Operations

In January 2004, the Partnership classified the Directory Building in Las Colinas, Texas as “held for sale.” In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale.”  The Partnership sold the Directory Building in October 2004 and it sold the Tumi Building in April 2005.  In accordance with SFAS 144, the results of operations for the Directory Building and the Tumi Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  The major classes of assets and liabilities of real estate held for sale as of December 31, 2004 and 2003 are as follows:

	December 31,

	2004	2003

ASSETS
Land	$3,147,912	$8,073,657
Buildings and improvements	10,923,231	29,379,691
Tenant improvements	2,125,913	5,405,406
Equipment and furniture	—	63,351
Accumulated depreciation	(7,231,677)	(18,393,400)
Accounts receivable	9,932	1,361
Deferred rent receivable	—	464,747
Lease commissions and deferred legal fees	464,135	1,017,223
Deposits and other assets	37,982	54,033

Assets associated with real estate held for sale	$9,477,428	$26,066,069

LIABILITIES
Accounts payable and accrued expenses	$596,499	$1,302,282
Mortgage loans payable	6,517,500	19,517,500
Due to general partners	663,519	422,297
Other liabilities	59,879	35,614

Obligations associated with real estate held for sale	$7,837,397	$21,277,693

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

The following table summarizes the income and expense components that comprise net income from discontinued operations for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002

REVENUE
Rental	$4,074,352	$4,339,082	$4,710,177
Interest and other income	19,800	22,151	23,844

Total revenue	$4,094,152	$4,361,233	$4,734,021

EXPENSES
Interest *	$593,783	$661,464	$791,854
Depreciation and amortization	892,784	1,709,731	1,469,142
Property operating	2,207,606	2,237,846	2,430,688
Management fees - affiliate	243,657	259,772	289,022
Bad debt expense	432,077	—	—
General and administrative	80,000	(90,000)	250,000
Impairment loss	—	4,530,000	—

Total expenses	$4,449,907	$9,308,813	$5,230,706

Loss from discontinued operations	$(355,755)	$(4,947,580)	$(496,685)
Loss on sale of real estate	(65,871)	—	—

Net loss from discontinued operations	$(421,626)	$(4,947,580)	$(496,685)

6.	Leases

Minimum future rentals from tenants under non-cancelable operating leases as of December 31, 2004 are approximately as follows:

2005	$9,504,000
2006	8,947,000
2007	8,143,000
2008	6,833,000
2009	5,319,000
Thereafter	23,844,000

Total	$62,590,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 2004, 2003 and 2002, escalation charges amounting to approximately $1,198,000, $1,341,000 and $994,000, respectively, have been included in rental income.

* Interest expense was allocated to discontinued operations based upon the amount of debt that was required to be repaid upon the consummation of the sale.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

7.	Transactions With General Partners and Affiliates

The general partners or their affiliates receive a property management fee equal to either 1% for a long-term net lease or 6% for other types of leases of gross revenue from each property, and a partnership management fee equal to 7% of adjusted cash from operations, as defined, and reimbursement of administrative expenses. The general partners also receive leasing commissions in connection with leasing, re-leasing or leasing related services performed on behalf of the Partnership in connection with the negotiation of tenant leases. Such commissions are computed at a rate equal to 3% of the gross revenues for the first five years of each lease signed where the general partners have performed such leasing services.

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

From continuing operations:
Partnership management fees	$-0-	$1,987	$129,485
Property management fees	592,395	636,677	605,704
Administrative expenses	50,000	50,000	50,000

Total from continuing operations:	$642,395	$688,664	$785,189

From discontinued operations:
Property management fees	$243,657	$259,772	$289,022

There were no leasing commissions charged by the general partners in 2004, 2003 and 2002.  In addition, the general partners have deferred the receipt of all of the 2004 and 2003 partnership management fees and property management fees as well as a portion of such fees attributable to 2002.  Such unpaid amounts are (i) reflected as amounts due to general partners and (ii) included in obligations associated with real estate held for sale in the accompanying consolidated balance sheets. The amounts due to the general partners do not bear interest and the general partners have agreed to defer receipt of payment of such fees until such time as the general partners determine that the partnership has sufficient funds to pay such fees.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

8.	Loans Payable

Bank of America Loan

On October 12, 2000, the Partnership entered into an Amended and Restated Loan Agreement (the “Fleet Loan”) with Fleet National Bank, a Bank of America company. The terms of the Fleet Loan provided for maximum gross borrowings of $25,000,000.  On October 18, 2004, the Partnership paid down the Fleet Loan with $13,000,000 of proceeds from the sale of the Directory Building (see Note 4).  On April 25, 2005, the Partnership was required to pay down the Fleet Loan by $6,517,500 (the “Tumi Paydown Proceeds”) with proceeds from the sale of the Tumi Building (see Note 4).  To avoid breaking a 30-day LIBOR contract prior to its maturity on May 10, 2005, the Partnership invested the Tumi Paydown Proceeds with Fleet Bank pursuant to an instrument that paid down the Fleet Loan by approximately $6,524,000 on May 10, 2005.  On August 9, 2005, the Partnership entered into amended loan documents with Bank of America, N.A., successor by merger to Fleet National Bank, to finance the outstanding balance of the Fleet Loan (approximately $3,104,000) plus an additional $3,000,000 advance for a term expiring on August 15, 2007. The amended loan (the “Bank of America Loan”) is secured by all of the Partnership’s properties other than its New York building.

Borrowings under the Bank of America Loan bear interest monthly at a rate, selected at the option of the Partnership at the time of the associated borrowing, based on (i) the prime rate plus .50% or (ii) the applicable LIBOR rate plus 2%.  The Bank of America Loan requires monthly payments of interest plus principal payments equal to approximately $12,200, with a final payment of the then outstanding balance due at maturity.

Borrowings bearing interest based upon the prime rate can be prepaid any time without penalty. The LIBOR-based advances can be prepaid at the end of the interest periods without penalty, and during the interest period subject to a penalty. Upon the sale of any property, the Partnership is required to repay principal on the total indebtedness under the Bank of America Loan in an amount equal to 100% of that portion of the outstanding balance of the loan attributable to the sold property, as defined in the Bank of America Loan agreement, or 100% of the gross sales price or principal amount of refinancing, if greater. The Bank of America Loan requires the Partnership to comply with the following financial covenants: (i) a debt service coverage ratio of not less that 1.5:1.0, (ii) a loan to value ratio not to exceed 55%, (iii) a liquid net worth, as defined, of not less than $500,000, and (iv) total liabilities, as defined, not to exceed 60% of the appraised values of the secured properties.  The Fleet Loan required similar covenants, although the liquid net worth requirement was $1 million.  At December 31, 2004, the Partnership was in compliance with all of such financial covenants except for the liquid net worth covenant (its liquid net worth, as defined, was approximately $287,000).

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

In addition, the Bank of America Loan provides that the Partnership may distribute to its partners up to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-offs of deferred rent receivable. Compliance with this distribution provision is tested as of the last day of each fiscal quarter for the period from and including January 1, 2001, through the date as of which compliance is tested. As of December 31, 2004, the Partnership was in compliance with this condition.

At December 31, 2004, $9,739,963 of LIBOR-based borrowings was outstanding under the Fleet Loan at an interest rate of approximately 4.09%.  The average rate of interest during 2004, 2003, and 2002 was approximately 3.46%, 3.27%, and 3.76%, respectively.

New York Loan

On August 9, 1999, the Partnership obtained a $32,000,000 fixed rate mortgage (the “New York Loan”). The loan is secured by the New York Building, matures on September 1, 2009, and bears interest on the outstanding balance, payable monthly, at a fixed rate of 8.27%. The terms of the note require monthly principal and interest payments of $240,855.  As of December 31, 2004, the outstanding balance of the loan was $30,654,638. The New York Loan can be prepaid in full and not in part, subject to a prepayment penalty. Pursuant to the New York Loan agreement, the Partnership had approximately $345,000 included in escrow deposits on December 31, 2004 of restricted funds for capital improvements, repairs and replacements, and real estate taxes.

Minimum future principal payments pursuant to the Partnership’s loan agreements (excluding discontinued operations) are as follows:

2005	$3,555,115
2006	361,641
2007	393,157
2008	420,201
2009	29,146,987

Total	$33,877,101

9.	Supplemental Disclosure of Cash Flow Information

	2004	2003	2002

Cash paid during the year for interest	$3,310,348	$3,384,159	$3,551,617

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2004 (continued)

10.	Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the “Plan”) in accordance with Section 401(k) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions. For the years ended December 31, 2004, 2003 and 2002, the Partnership made contributions of $45,260, $37,100, and $30,250, respectively, to the Plan.

11.	Earnings and Distributions per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 2,983,531 (2004, 2003 and 2002) weighted average limited partnership units outstanding.

For each of the three years ended December 31, 2004, there were no partnership unit equivalents and, in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 2004 was computed based on the weighted average limited partnership units outstanding.

Distributions paid per limited partnership unit were $.00, $.00, and $.30 for the years ended December 31, 2004, 2003, and 2002, respectively.

Corporate Realty Income Fund I, L.P.
and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (B)		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	Encumbrances (A)	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements

Office Building Monterey Park, CA	$931,000	$1,762,126	$2,459,141	$1,651,420	$1,762,126	$4,110,561
Office Building So. Plainfield, NJ (E)	6,517,500	3,147,912	13,378,294	(329,150)	3,147,912	13,049,144
Office Building San Antonio, TX	1,615,463	2,408,000	9,636,883	7,145,178	2,408,000	16,782,061
Office Building Oklahoma City, OK	676,000	1,063,694	9,713,348	1,099,661	1,063,694	10,813,009
Office Building New York, NY	30,654,638	5,488,000	21,951,998	12,063,479	5,488,000	34,015,477

	$40,394,601	$13,869,732	$57,139,664	$21,630,588	$13,869,732	$78,770,252

Description	Total (C)	Accumulated Depreciation (D)	Date of Construction	Date Acquired	Life on Which Depreciation Is Computed

Office Building Monterey Park, CA	$5,872,687	$(1,679,462)	1985	7/10/1986	5 to 40 years
Office Building So. Plainfield, NJ (E)	16,197,056	(7,231,677)	1986	12/30/1986	5 to 40 years
Office Building San Antonio, TX	19,190,061	(3,760,932)	1975/1981	3/17/1997	5 to 40 years
Office Building Oklahoma City, OK	11,876,703	(4,578,487)	1986	3/21/1988	5 to 40 years
Office Building New York, NY	39,503,477	(8,597,257)	1927	12/6/1996	5 to 40 years

	$92,639,984	$(25,847,815)

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2004 (continued)

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

(C)	Reconciliation Summary of Transactions – Real Estate Owned

	Years ended December 31

	2004	2003	2002

Balance at beginning of year	$117,821,243	$119,539,203	$118,089,334
Net additions during the year	1,794,759	2,812,040	1,449,869
Cost of real estate sold	(26,976,018)	—	—
Impairment of long-lived assets	—	(4,530,000)	—

Balance at close of year	$92,639,984	$117,821,243	$119,539,203

The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2004 was approximately $96,502,357.

(D)	Reconciliation Summary of Transactions – Accumulated Depreciation

	Years ended December 31

	2004	2003	2002

Balance at beginning of year	$34,462,877	$30,792,711	$27,462,963
Depreciation charged to expense	2,753,111	3,670,166	3,329,748
Accumulated depreciation of real estate sold	(11,368,173)	—	—

Balance at close of year	$25,847,815	$34,462,877	$30,792,711

(E)

The South Plainfield, New Jersey property was classified as “held for sale” in July 2004.  The assets and liabilities associated with real estate held for sale in the consolidated balance sheets relate to this property.  A non-cash impairment charge of $2,635,000 was recorded as at December 31, 2003 for this property.