Form 10-Q
period 2005-03-31
CORPORATE REALTY INCOME FUND I L P
filed 2005-11-29
CIK 785898

OMB APPROVAL OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________________

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

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2005 and December 31, 2004

	March 31 2005	December 31 2004

	(Unaudited)
ASSETS
Real estate, at cost:
Land	$10,721,820	$10,721,820
Buildings and improvements	54,132,644	53,925,637
Tenant improvements	11,668,757	11,596,216
Equipment and furniture	199,255	199,255

	76,722,476	76,442,928
Less accumulated depreciation	(19,236,711)	(18,616,138)

	57,485,765	57,826,790

Assets associated with real estate held for sale	9,472,088	9,477,428

Cash and cash equivalents	158,451	287,173
Accounts receivable	79,954	136,824
Notes receivable	21,607	22,459
Deferred rent receivable	1,661,191	1,603,722
Deferred financing costs, net of accumulated amortization of $1,136,986 in 2005 and $1,116,136 in 2004	386,685	407,535
Lease commissions and deferred legal fees, net of accumulated amortization of $1,698,486 in 2005 and $1,603,756 in 2004	1,983,368	1,974,073
Escrow deposits	782,919	345,177
Deposits and other assets	458,613	919,124

Total assets	$72,490,641	$73,000,305

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$4,208,955	$4,078,217
Mortgage loans payable	33,729,558	33,877,101
Due to general partners	1,527,242	1,389,922
Other liabilities	1,040,585	853,004
Obligations associated with real estate held for sale	7,806,932	7,837,397

Total liabilities	48,313,272	48,035,641

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	209,885	217,758
Cash distributions	(684,596)	(684,596)

	(473,711)	(465,838)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2005 and 2004)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	20,778,267	21,557,689
Accumulated cash distributions	(67,852,043)	(67,852,043)

	24,651,080	25,430,502

Total partners’ capital	24,177,369	24,964,664

Total liabilities and partners’ capital	$72,490,641	$73,000,305

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Revenue:
Rental	$2,414,324	$2,765,121
Interest and other income	25,940	344,821

	2,440,264	3,109,942

Expenses:
Interest	668,921	671,605
Depreciation	620,573	620,998
Amortization	115,580	95,242
Property operations	1,570,184	1,619,094
Management fees – affiliate	137,320	135,994
Bad debt expense	2,659	524,493
General and administrative	177,410	204,007

	3,292,647	3,871,433

Net loss from continuing operations	(852,383)	(761,491)
Net income from discontinued operations	65,088	216,591

Net loss	$(787,295)	$(544,900)

Net loss allocated:
General partners	$(7,873)	$(5,449)
Limited partners	(779,422)	(539,451)

	$(787,295)	$(544,900)

Net (loss) income per unit of limited partnership interests:
Continuing operations	(0.28)	(0.25)
Discontinued operations	0.01	0.07

Net loss per unit of limited partnership interests	$(0.26)	$(0.18)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004
(Unaudited)

	2005	2004

Operating activities:
Net loss	$(787,295)	$(544,900)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	736,153	856,605
Bad debt expense	2,659	524,493
Deferred rent receivable	(60,128)	(409,481)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	74,077	86,941
Notes receivable	852	425
Lease commissions and deferred legal fees	(104,025)	(57,326)
Escrow deposits	(425,666)	(459,328)
Deposits and other assets	465,220	478,328
Increase (decrease) in:
Accounts payable and accrued expenses	160,670	(423,619)
Due to general partners	127,626	318,834
Other liabilities	129,602	234,394

Total adjustments	1,107,040	1,150,266

Net cash provided by operating activities	319,745	605,366

Investing activities:
Increase in escrow deposits	(12,076)	(12,020)
Capital and tenant improvements	(288,848)	(162,865)

Net cash used in investing activities	(300,924)	(174,885)

Financing activities:
Repayments of mortgage loans payable	(147,543)	(215,066)

Net cash used in financing activities	(147,543)	(215,066)

Net (decrease) increase in cash and cash equivalents	(128,722)	215,415
Cash and cash equivalents at beginning of period	287,173	632,954

Cash and cash equivalents at end of period	$158,451	$848,369

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1.       General

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the “Partnership” or the “Registrant”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

          The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant’s annual report on Form 10-K for the year ended December 31, 2004.

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

2.       Revenue Recognition

          Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying consolidated balance sheets.  Accordingly, rental income for the three months ended March 31, 2005 and 2004 includes $60,128 and $409,481, respectively, of adjustments to income on the straight-line basis over the actual amount billed.

3.       Real Estate Held for Sale

          Registrant follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement 144”).  In accordance with Statement 144, Registrant classifies an operating property as held for sale when it determines that the property is available for immediate sale in its present condition and management is reasonably certain that a sale will be consummated.  Operating properties held for sale are carried at the lower of cost or fair value less costs to sell.  When a property is identified by Management and a plan for sale, as defined by Statement 144, has been adopted, the Partnership estimates the fair value, net of selling costs, of such property.  Depreciation and amortization are suspended during the held-for-sale period.  The operations of properties held for sale are reclassified into discontinued operations for all periods presented.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

4.       Discontinued Operations

          In January 2004, the Partnership classified the Directory Building in Las Colinas, Texas as “held for sale.”  In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale.”  Registrant sold the Directory Building in October 2004 and it sold the Tumi Building in April 2005.  In accordance with Statement 144, the results of operations for the Directory Building and the Tumi Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  The major classes of assets and liabilities of real estate held for sale as of March 31, 2005 and December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004

ASSETS
Land	$3,147,912	$3,147,912
Buildings and improvements	10,923,231	10,923,231
Tenant improvements	2,135,213	2,125,913
Accumulated depreciation	(7,231,677)	(7,231,677)
Accounts receivable	—	9,932
Lease commissions and deferred legal fees	464,135	464,135
Deposits and other assets	33,274	37,982

Assets associated with real estate held for sale	$9,472,088	$9,477,428

LIABILITIES
Accounts payable and accrued expenses	$538,544	$508,612
Mortgage loans payable	6,517,500	6,517,500
Due to general partners	653,825	663,519
Other liabilities	97,063	147,766

Obligations associated with real estate held for sale	$7,806,932	$7,837,397

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

          The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31

	2005	2004

REVENUE
Rental	$450,145	$1,162,386
Interest and other income	4,950	4,950

Total revenue	$455,095	$1,167,336

EXPENSES
Interest *	$73,546	$156,556
Depreciation and amortization	—	140,365
Property operating	289,155	583,784
Management fees – affiliate	27,306	70,040

Total expenses	$390,007	$950,745

Net income from discontinued operations	$65,088	$216,591

5.       Leases

          Minimum future rentals from tenants under non-cancelable operating leases as of March 31, 2005 are approximately as follows:

Year ending December 31

2005 (9 months ending 12-31-05)	6,779,000
2006	8,947,000
2007	8,143,000
2008	6,833,000
2009	5,319,000
Thereafter	23,844,000

Total	$59,865,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric, and real estate taxes.  For the three months ended March 31, 2005 and 2004, escalation charges amounting to $228,597 and $261,871, respectively, have been included in rental revenue.

* Interest expense was allocated to discontinued operations based upon the amount of debt that was required to be repaid upon the consummation of the sale.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

6.       Transactions with General Partners and Affiliates

          Following is a summary of the fees earned for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31

	2005	2004

From continuing operations:
Property management fees	$137,320	$135,994

From discontinued operations:
Property management fees	$27,306	$70,040

7.       Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31

	2005	2004

Cash paid for interest	$738,084	$830,119

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

9.       Subsequent Events

          On April 25, 2005, the Partnership sold the Tumi Building for an adjusted gross sales price of $9,440,000.  The Partnership utilized $6,524,000 of the sale proceeds (including interest earned on such sale proceeds) to partially pay down its secured variable-rate loan from Fleet National Bank, a Bank of America company (the “Fleet Loan”); the balance of net proceeds are being used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.

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

          On November 11, 2005, the Partnership entered into a Purchase and Sale Agreement to sell the Mercury Insurance Group Building in Oklahoma City, Oklahoma for $7,000,000.  The sale is contingent upon a due diligence investigation that is acceptable to the purchaser, in its sole discretion.  If the sale of the Mercury Insurance Group Building is consummated, the Partnership must use the net proceeds, after payment of sales commissions and other closing costs estimated to aggregate $160,000, to pay off its secured variable-rate loan from Bank of America, N.A. (approximately $6,061,000 as of November 16, 2005); the balance of any net proceeds will be used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.

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

Overview

                    In the two years after September 11, 2001, Registrant experienced a loss of tenants at its properties (particularly 475 Fifth Avenue in New York and the Mercury Insurance Group Building in Oklahoma City), granted rent concessions and/or reduced rental rates in connection with obtaining lease extensions at the Directory Building in Las Colinas, Texas and at the Tumi Building in South Plainfield, New Jersey, and spent millions of dollars in capital improvements at the New York and San Antonio, Texas buildings, all of which have affected Registrant’s liquidity.  Historically, Registrant had looked to cash flow from operations, its line-of-credit mortgage loan from Fleet National Bank (the “Fleet Loan”), and working capital to provide liquidity.  However, Registrant’s rental revenues have since declined and its ability to generate additional revenues from new tenants is now dependent upon Registrant’s ability to fund tenant improvements and leasing commissions associated with any new leases.  In addition, Registrant exhausted its borrowing capacity under the Fleet Loan.  Finally, Registrant has depleted most of its working capital while it has increased its accounts payable and accrued expenses.

                    In connection with Registrant’s plan to increase its liquidity, Registrant sold the Directory Building in Las Colinas, Texas (October 2004) and the Tumi Building in South Plainfield, New Jersey (April 2005) and, in August 2005, amended and increased its line-of-credit loan (the “Bank of America Loan”) with Bank of America, N.A. (a successor to Fleet Bank).  Registrant has used, and is continuing to use, the proceeds from these transactions to pay down the Fleet Loan and to augment working capital, including the funding of tenant improvements and leasing commissions at its properties and reducing accounts payable and accrued expenses.  Registrant has also sought to conserve cash by limiting expenses and has been more aggressively pursuing new tenants at its properties.

Liquidity and Capital Resources

          Demands on Liquidity and Capital Resources.

                    The difficulties at Registrant’s properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn abated in 2004 and Registrant’s operations have since improved.  In January 2004, Registrant obtained a judgment and warrant of eviction against an existing retail tenant with an approximate annual base rent of $360,000; also in January 2004 the tenant filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Registrant has collected all past due amounts from that tenant pursuant to stipulations that permit Registrant to cancel the lease if the tenant does not timely meet its lease obligations.  In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases, with an aggregate annual rent of approximately $1,244,000, from tenants that vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Registrant has filed proofs of claim in those bankruptcy proceedings and has leased approximately 54.9% of that space to replacement tenants.

                    Registrant has been accelerating its pace of leasing vacant space in the New York building.  Since January 1, 2004, Registrant has entered into new leases for office space with aggregate annual rents of approximately $878,000 (2004) and $1,101,000 (2005).  In August 2003, Registrant entered into a lease for retail space at the New York building for a term of 12 years, 9 months at an initial annual rent of $660,000; the tenant commenced paying rent in May 2004.

                    Marathon Oil Company (“Marathon”), which occupied approximately 65,700 square feet of space in the Mercury Insurance Group Building in Oklahoma City, Oklahoma, vacated all but approximately 7,900 square feet of such space in the building as of May 1, 2004.  Registrant received an early termination payment from Marathon of approximately $714,000, but Marathon’s annual rent was reduced from approximately $870,000 to approximately $99,000.  Marathon currently occupies approximately 8,430 square feet at an annual rent of approximately $105,000.  In June 2004, Mercury Insurance leased approximately 51,200 square feet in the building at an annual fixed rent of approximately $486,000 (rent payments under the lease commenced in January 2005).  Registrant paid approximately $512,000 of tenant improvements and $152,000 of leasing commissions in connection with the Mercury Insurance lease.

                    Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values.  During 2004, Registrant funded approximately $1,544,000 of building and tenant improvements (primarily in New York and Oklahoma City) and $431,000 in leasing commissions.  During 2005, Registrant has incurred obligations aggregating approximately $1,834,000 (of which $251,000 remains unpaid) for building and tenant improvements and $497,000 of leasing commissions (of which approximately $211,000 remains unpaid) in connection with new and extended leases at its properties.  Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $1,900,000) and Alamo Towers (estimated at $4,500,000 if this property is not sold and, instead, significant improvements are made). These additional capital improvements are expected to be made over several years.

                    The loss of rental payments from terminated and amended leases at its buildings and the tenant improvement allowances that Registrant has incurred and can be expected to continue to pay to secure replacement tenants have placed, and will continue to place, demands on Registrant’s liquidity and capital resources.

                    Liquidity and Sources of Cash.

                    At March 31, 2005, Registrant had cash and receivables of approximately $238,000 as contrasted to accounts payable and accrued expenses (including those associated with real estate held for sale) of approximately $4,747,000 and amounts due to general partners of approximately $2,181,000.  Although its operations presently do not generate sufficient cash to meet its expenses as they come due, Registrant projects that its current operations will generate a positive cash flow over the twelve month period commencing October 1, 2005.  During the three months ended March 31, 2005, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) increased by approximately $161,000 and the General Partners deferred receipt of approximately $128,000 of fees.  The effect of any deferrals of payables is to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  There can be no assurance that any such accruals and deferrals can or will continue in the future.

                    Registrant’s operations (including from the Tumi Building, which was classified “held for sale”) provided net cash of approximately $320,000 in the three months ended March 31, 2005 as contrasted to $605,000 in the first quarter of 2004.  This $286,000 difference in cash flows is attributable primarily to the following items of decreased cash flow from operations:  the approximate $535,000 difference between a net loss, adjusted for depreciation, amortization, bad debt expense, and deferred rent receivable, in 2005 as contrasted to cash provided in 2004, the approximate $191,000 decrease in amounts due to the general partners, and the approximate $105,000 decrease in other liabilities.  Those items of decreased cash flow, which aggregate approximately $831,000, exceeded the approximate $584,000 difference between an increase in accounts payable and accrued expenses in 2005 as contrasted to a decrease in 2004.  Net cash used in investing activities (most of which was attributable to building and tenant improvements) approximated $301,000 in 2005 as contrasted to approximately $175,000 in 2004.  Net cash used in financing activities approximated $148,000 in 2005 as contrasted to approximately $215,000 in 2004, which reflected the partial paydown of the Fleet Loan in October 2004 from proceeds of the sale of the Directory Building.

                    Registrant’s Plan to Restore Liquidity.

                    Registrant’s short-term challenge is to further pay down its accounts payable and fund additional tenant improvements and leasing commissions associated with any new leases at its properties.  Registrant has been funding these expenditures primarily from the proceeds of the sale of properties.

                    In October 2004, Registrant sold the Directory Building in Las Colinas, Texas for a purchase price of $16,100,000.  Fleet accepted $13,000,000 of proceeds from such sale as a pay down of the Fleet Loan.  Registrant also paid (i) a rent refund to the tenant, sales commissions, and other closing costs aggregating approximately $714,500 and (ii) outstanding real estate taxes, leasing commissions, and other accrued expenses related to the Directory Building totaling approximately $656,000, so that Registrant received approximately $1,730,000 of net proceeds from the sale of the Directory Building.  Registrant has used such proceeds to augment working capital, including the funding of tenant improvements at its properties and reducing accounts payable and accrued expenses.

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

                    In November 2005, Registrant entered into a Purchase and Sale Agreement to sell the Mercury Insurance Group Building in Oklahoma City, Oklahoma for a gross sales price of $7,000,000.  If the building is sold, Registrant must use the net proceeds, after payment of sales commissions and other closing costs estimated to aggregate $160,000, to pay off the Bank of America Loan (approximately $6,061,000 as of November 16, 2005).  There is no assurance that Registrant will be able to sell the Mercury Insurance Group Building or the terms of any such transaction.

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

                    Distributions.

                    Registrant was forced to suspend distributions for each of the first three quarters of 2005 and the four quarters of 2004.  The level of distributions in the future will be dependent upon Registrant’s ability to increase its operating income, which will entail numerous factors, including securing replacement tenants at 475 Fifth Avenue and the Mercury Insurance Group Building (if the building is not sold) and funding additional tenant and capital improvements. Registrant cannot yet estimate when it will resume distributions to Unitholders.  There is no assurance as to the level of any resumed distributions or the date of any such resumption.

                    Registrant generally intends to distribute its available cash from operations to Unitholders. However, such distributions are subject to suspension (as is presently the case) or reduction to meet capital requirements and are also limited by the Bank of America Loan agreements to 90% of the sum of its cumulative net income from real estate operations, adjusted for depreciation, amortization, and write-off of rent and deferred rent receivable.

Results of Operations

Three Months Ended March 31, 2005 versus 2004

                    Rental revenue in 2005 decreased by 12.7% from 2004 primarily because of lower rents from the New York and Oklahoma properties.  Other income decreased by 92.5% from 2004 to 2005 because of the following 2004 items:  a refund of real estate taxes relating to prior years of approximately $176,000; the release of reserves established in prior years relating to tenants that had previously vacated the New York building; and the collection of New York tenant receivables that had previously been written-off.

                    Amortization increased by 21.4% primarily because of the amortization of commissions paid in 2004 for leases at the New York and Oklahoma properties.  Property operating costs decreased by 3.0% in 2005 primarily as a result of increases in 2004 in New York real property taxes, legal fees incurred as a result of tenant delinquencies in New York, and late fees incurred with respect to the 475 Loan.  Bad debt expense decreased by 99.5% from 2004 to 2005 because of the write-off in 2004 of deferred rent receivable from tenants that vacated the New York property.   General and administrative expenses decreased by 13.0% in 2005 from 2004 due to tax preparation costs that were billed to Registrant in the first quarter of 2004.

                    Net income from discontinued operations is attributable to the Tumi Building in 2005 and to the Tumi Building and the Directory Building in 2004.  Registrant generated net income from discontinued operations of approximately $65,000 in 2005 as contrasted to approximately $217,000 in 2004.  This 69.9% decrease is primarily attributable to the sale of the Directory Building in October 2004, the effects of which greatly exceeded an approximate $140,000 reduction in depreciation and amortization expense in 2005, as depreciation and amortization were discontinued after the properties were classified as “held for sale.”  In compliance with the adoption of Statement of Financial Accounting Standards No. 144 (“Statement 144”), Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

                    Registrant’s net loss for 2005 increased by 44.5% from 2004.  The increase in Registrant’s net loss was primarily attributable to the decreases in rental revenue, interest and other income, and net income from discontinued operations after the sale of the Directory Building.

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

                    Valuation of Properties Held for Use and Sale.

                    On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell.  Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period. These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the quarter ended March 31, 2005, no impairment losses were recognized.

                    Bad Debts

                    Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries; however, as of March 31, 2005, Registrant has determined that no allowance for doubtful accounts was necessary.  If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

          Registrant has the 475 Loan, a fixed rate debt instrument.  Registrant has also obtained the Bank of America Loan, which refinanced the Fleet Loan, each a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties.  As of March 31, 2005, approximately 24.1% of Registrant’s outstanding debt was subject to variable rates.  In addition, the average interest rate on Registrant’s debt increased from 7.26% at December 31, 2004 to 7.43% at March 31, 2005.  Registrant does not have any other material market-sensitive financial instruments. It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

          The fair value of Registrant’s fixed rate borrowings, using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at March 31, 2005 (estimated at 5.40% per annum) was approximately $33,654,000.  An increase of 1% in market rates would reduce the fair value of such fixed rate borrowings by approximately $1,218,000.  A 1% decrease in market rates would increase such fair value by approximately $1,271,000.

          A change of 1% in the index rate to which Registrant’s variable rate debt is tied would change the annual interest incurred by Registrant by approximately $97,000, based upon the balances outstanding on variable rate instruments at March 31, 2005.

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

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

	By:	1345 REALTY CORPORATION
AS CORPORATE GENERAL PARTNER

Date: November 29, 2005	By:	/s/ Robert F. Gossett, Jr.

Robert F. Gossett, Jr., President

Date: November 29, 2005	By:	/s/ Pauline G. Gossett

Pauline G. Gossett, Secretary