Form 10-Q
period 2005-06-30
CORPORATE REALTY INCOME FUND I L P
filed 2005-11-29
CIK 785898

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES

-ii-

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and December 31, 2004

	June 30 2005	December 31 2004

	(Unaudited)
ASSETS
Real estate, at cost:
Land	$10,721,820	$10,721,820
Buildings and improvements	54,301,924	53,925,637
Tenant improvements	12,573,940	11,596,216
Equipment and furniture	199,255	199,255

	77,796,939	76,442,928
Less accumulated depreciation	(19,892,838)	(18,616,138)

	57,904,101	57,826,790

Assets associated with real estate held for sale	—	9,477,428

Cash and cash equivalents	263,724	287,173
Accounts receivable	120,567	136,824
Notes receivable	19,903	22,459
Deferred rent receivable	1,793,733	1,603,722
Deferred financing costs, net of accumulated amortization of $486,516 in 2005 and $1,116,136 in 2004	392,504	407,535
Lease commissions and deferred legal fees, net of accumulated amortization of $1,809,577 in 2005 and $1,603,756 in 2004	2,217,027	1,974,073
Escrow deposits	290,990	345,177
Deposits and other assets	1,098,494	919,124

Total assets	$64,101,043	$73,000,305

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$4,619,428	$4,078,217
Mortgage loans payable	33,600,866	33,877,101
Due to general partners	2,038,175	1,389,922
Other liabilities	1,327,978	853,004
Obligations associated with real estate held for sale	—	7,837,397

Total liabilities	41,586,447	48,035,641

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	193,257	217,758
Cash distributions	(684,596)	(684,596)

	(490,339)	(465,838)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2005 and 2004)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	19,132,122	21,557,689
Accumulated cash distributions	(67,852,043)	(67,852,043)

	23,004,935	25,430,502

Total partners’ capital	22,514,596	24,964,664

Total liabilities and partners’ capital	$64,101,043	$73,000,305

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Revenue:
Rental	$2,509,893	$2,253,215
Interest and other income	34,671	92,489

	2,544,564	2,345,704

Expenses:
Interest	711,952	669,960
Depreciation	656,127	657,077
Amortization	150,272	120,362
Property operations	1,526,083	1,582,942
Management fees - affiliate	151,998	136,588
Bad debt expense	6,163	132,119
General and administrative	423,053	178,085

	3,625,648	3,477,133

Net loss from continuing operations	(1,081,084)	(1,131,429)
Net (loss) income from discontinued operations	(581,689)	378,580

Net loss	$(1,662,773)	$(752,849)

Net loss allocated:
General partners	$(16,628)	$(7,528)
Limited partners	(1,646,145)	(745,321)

	$(1,662,773)	$(752,849)

Net (loss) income per unit of limited partnership interests:
Continuing operations	(0.36)	(0.38)
Discontinued operations	(0.19)	0.13

Net loss per unit of limited partnership interests	$(0.55)	$(0.25)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Revenue:
Rental	$4,924,217	$5,018,336
Interest and other income	60,611	437,310

	4,984,828	5,455,646

Expenses:
Interest	1,380,873	1,341,565
Depreciation	1,276,700	1,278,075
Amortization	265,852	215,604
Property operations	3,096,267	3,202,036
Management fees - affiliate	289,318	272,582
Bad debt expense	8,822	656,612
General and administrative	600,463	382,092

	6,918,295	7,348,566

Net loss from continuing operations	(1,933,467)	(1,892,920)
Net (loss) income from discontinued operations	(516,601)	595,171

Net loss	$(2,450,068)	$(1,297,749)

Net loss allocated:
General partners	$(24,501)	$(12,977)
Limited partners	(2,425,567)	(1,284,772)

	$(2,450,068)	$(1,297,749)

Net (loss) income per unit of limited partnership interests:
Continuing operations	(0.64)	(0.63)
Discontinued operations	(0.17)	0.20

Net loss per unit of limited partnership interests	$(0.81)	$(0.43)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004
(Unaudited)

	2005	2004

Operating activities:
Net loss	$(2,450,068)	$(1,297,749)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,542,552	1,713,209
Bad debt expense	8,822	656,612
Loss on sale of real estate	419,020	—
Deferred rent receivable	(198,833)	(400,483)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	26,189	136,892
Notes receivable	2,555	1,703
Lease commissions and deferred legal fees	(425,180)	(314,520)
Escrow deposits	(13,640)	(142,390)
Deposits and other assets	(141,388)	17,102
Increase (decrease) in:
Accounts payable and accrued expenses	32,599	(315,116)
Due to general partners	(15,266)	350,081
Other liabilities	327,208	366,708

Total adjustments	1,564,638	2,069,798

Net cash (used in) provided by operating activities	(885,430)	772,049

Investing activities:
Decrease (increase) in escrow deposits	67,827	(24,056)
Proceeds from sale of real estate	8,996,200	—
Capital and tenant improvements	(1,363,311)	(477,084)

Net cash provided by (used in) investing activities	7,700,716	(501,140)

Financing activities:
Financing costs	(45,000)	—
Repayments of mortgage loans payable	(6,793,735)	(423,857)

Net cash used in financing activities	(6,838,735)	(423,857)

Net decrease in cash and cash equivalents	(23,449)	(152,948)
Cash and cash equivalents at beginning of period	287,173	632,954

Cash and cash equivalents at end of period	$263,724	$480,006

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

1.     General

        The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the “Partnership” or the “Registrant”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

2.     Revenue Recognition

        Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying consolidated balance sheets.  Accordingly, rental income for the three months ended June 30, 2005 and 2004 includes $138,705 and $30,308, respectively, of adjustments to income on the straight-line basis over the actual amount billed.  Rental income for the six months ended June 30, 2005 and 2004 includes $198,833 and $400,483, respectively, of adjustments to income on the straight-line basis over the actual amount billed.

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
June 30, 2005
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

4.     Discontinued Operations

        In January 2004, the Partnership classified the Directory Building in Las Colinas, Texas as “held for sale.”  In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale.”  Registrant sold the Directory Building in October 2004 and it sold the Tumi Building in April 2005.  In accordance with Statement 144, the results of operations for the Directory Building and the Tumi Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  The major classes of assets and liabilities of real estate held for sale as of June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004

ASSETS
Land	$—	$3,147,912
Buildings and improvements	—	10,923,231
Tenant improvements	—	2,125,913
Accumulated depreciation	—	(7,231,677)
Accounts receivable	—	9,932
Lease commissions and deferred legal fees	—	464,135
Deposits and other assets	—	37,982

Assets associated with real estate held for sale	$—	$9,477,428

LIABILITIES
Accounts payable and accrued expenses	$—	$508,612
Mortgage loans payable	—	6,517,500
Due to general partners	—	663,519
Other liabilities	—	147,766

Obligations associated with real estate held for sale	$—	$7,837,397

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30		Six Months Ended June 30

	2005	2004	2005	2004

REVENUE
Rental	$150,328	$1,206,033	$600,473	$2,368,419
Interest and other income	1,650	4,950	6,600	9,900

Total revenue	$151,978	$1,210,983	$607,073	$2,378,319

EXPENSES
Interest*	$—	$156,333	$73,546	$312,889
Depreciation and amortization	—	79,174	—	219,539
Property operating	265,634	524,237	554,789	1,108,021
Management fees - affiliate	13,110	72,659	40,416	142,699
General and administrative	35,903	—	35,903	—

Total expenses	$314,647	$832,403	$704,654	$1,783,148

(Loss) income from discontinued operations	$(162,669)	$378,580	$(97,581)	$595,171
Loss on sale of real estate	(419,020)	—	(419,020)	—

Net (loss) income from discontinued operations	$(581,689)	$378,580	$(516,601)	$595,171

5.     Leases

        Minimum future rentals from tenants under non-cancelable operating leases as of June 30, 2005 are approximately as follows:

Year ending December 31

2005 (6 months ending 12-31-05)	$4,409,000
2006	8,947,000
2007	8,143,000
2008	6,833,000
2009	5,319,000
Thereafter	23,844,000

Total	$57,495,000

* Interest expense was allocated to discontinued operations based upon the amount of debt that was required to be repaid upon the consummation of the sale.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric, and real estate taxes.  For the three months ended June 30, 2005 and 2004, escalation charges amounting to $220,182 and $309,968, respectively, have been included in rental revenue. For the six months ended June 30, 2005 and 2004, escalation charges amounting to $448,779 and $571,836, respectively, have been included in rental revenue.

6.     Transactions with General Partners and Affiliates

        Following is a summary of the fees earned for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30

	2005	2004

From continuing operations:
Property management fees	$289,318	$272,582

From discontinued operations:
Property management fees	$40,416	$142,699

7.       Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30

	2005	2004

Cash paid for interest	$1,483,552	$1,655,012

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

9.      Subsequent Events

         On August 9, 2005, the Partnership entered into amended loan documents with Bank of America, N.A., successor by merger to Fleet National Bank, to finance the outstanding balance of its secured variable-rate loan from Fleet Bank (approximately $3,104,000) plus an additional $3,000,000 advance for a term expiring on August 15, 2007. The amended loan is secured by all of the Partnership’s properties other than its New York building and includes terms and conditions that are substantially similar to the Fleet Loan.

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

     Liquidity and Sources of Cash.

                At June 30, 2005, Registrant had cash and receivables of approximately $384,000 as contrasted to accounts payable and accrued expenses of approximately $4,619,000 and amounts due to general partners of approximately $2,038,000.  Although its operations presently do not generate sufficient cash to meet its expenses as they come due, Registrant projects that its current operations will generate a positive cash flow over the twelve month period commencing October 1, 2005.  During the six months ended June 30, 2005, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) increased by approximately $33,000 and amounts due to the General Partners decreased by approximately $15,000.  The sales of the Directory Building in October 2004 and the Tumi Building in April 2005 enabled Registrant to partially pay down those obligations, in contrast to its deferrals of payables in prior periods, the effect of which had been to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  Registrant intends to use any positive cash flow from operations and the net proceeds of any additional sales of its properties to reduce accounts payable and accrued expenses and deferred fees and to fund tenant improvements and leasing commissions at its properties.  There can be no assurance that Registrant will generate the cash flow or proceeds necessary to fund all of its needs.

                Registrant’s operations (including from the Tumi Building, which was classified “held for sale”) used net cash of approximately $885,000 in the six months ended June 30, 2005 as contrasted to net cash generated of approximately $772,000 in the comparable period of 2004.  This $1,657,000 difference in cash flows is attributable primarily to the following items of decreased cash flow from operations:  the approximate $1,350,000 difference between cash used by a net loss, adjusted for depreciation, amortization, bad debt expense, loss on sale of real estate, and deferred rent receivable, in 2005 as contrasted to cash provided in 2004, the approximate $111,000 decrease in accounts receivable, the approximate $111,000 increase in lease commissions and deferred legal fees, the approximate $158,000 difference between an increase in deposits and other assets in 2005 as contrasted to a decrease in 2004, and the approximate $365,000 difference between a decrease in amounts due to the general partners in 2005 as contrasted to an increase in 2004.  Those items of decreased cash flow, which aggregate approximately $2,095,000, exceeded the following items of increased cash flow: the approximate $348,000 difference between an increase in accounts payable and accrued expenses in 2005 as contrasted to a decrease in 2004, and an approximate $129,000 decrease in escrow deposits from 2004 to 2005.  Investing activities generated cash of approximately $7,701,000 in 2005 (including approximately $8,996,000 in proceeds from the sale of the Tumi Building) as contrasted to net cash used in 2004 of approximately $501,000 (most of which was attributable to building and tenant improvements).  Net cash used in financing activities approximated $6,839,000 in 2005 as contrasted to approximately $424,000 in 2004, which reflected the partial paydown of the Fleet Loan in May 2005 from proceeds of the sale of the Tumi Building.

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

Results of Operations

Six Months Ended June 30, 2005 versus 2004

         Rental revenue in 2005 decreased by 1.9% from 2004 primarily because of lower rents from the Oklahoma and San Antonio, Texas properties, which exceeded a modest increase in rents from the New York building.  Other income decreased by 86.1% in 2005 because of the following 2004 items: a refund of real estate taxes relating to prior years of approximately $176,000; release of reserves established in prior years relating to tenants that had previously vacated the New York building; and the collection of New York tenant receivables that had previously been written-off.

         Interest expense increased by 2.9% in 2005 because of higher interest rates on Registrant’s variable-rate borrowings.  Amortization increased by 23.3% in 2005 primarily because of the amortization of commissions paid in 2004 for leases at the New York and Oklahoma properties.  Property operating costs decreased by 3.3% in 2005 primarily as a result of increases in New York real property taxes, legal fees incurred as a result of tenant delinquencies in New York, and late fees incurred with respect to the 475 Loan.  Management fees increased by 6.1% in 2005 from 2004 because of increased rental revenue before adjustment on a straight-line basis.  Bad debt expense decreased by 98.7% in 2005 from 2004 because of the write-off in 2004 of deferred rent receivable from tenants that vacated the New York building.  General and administrative expenses increased by 57.2% in 2005 from 2004 due to legal fees incurred in connection with the sale of the Directory Building and the Tumi Building and increased professional fees for financial reporting.

         Net loss from discontinued operations for the six months ended June 30, 2005 is attributable to the Tumi Building and net income from discontinued operations for the six months ended June 30, 2004 is attributable to the Tumi Building and the Directory Building.  Registrant realized a net loss from discontinued operations of approximately $517,000 in 2005 as contrasted to net income of approximately $595,000 in 2004.  This difference of approximately $1,112,000 is primarily attributable to the sale of the Directory Building in October 2004 and a loss of approximately $419,000 on the sale of the Tumi Building.  In compliance with the adoption of Statement 144, Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

         Registrant’s net loss for the six months ended June 30, 2005 increased by 88.8% from the comparable period in 2004.  The increase in Registrant’s net loss was primarily attributable to the net loss from discontinued operations in 2005 as contrasted to net income in 2004.

Three Months Ended June 30, 2005 versus 2004

         Rental revenue in 2005 increased by 11.4% from 2004 primarily because of new leases signed in 2003 and 2004 at the New York building.  Other income in 2005 decreased by 62.5% because of the collection in 2004 of a New York tenant receivable that had previously been written-off.

         Interest expense increased by 6.3% in 2005 because of higher interest rates on Registrant’s variable-rate borrowings.  Amortization increased by 24.9% primarily because of the amortization of commissions paid in 2004 for leases at the New York and Oklahoma properties.  Property operating costs decreased by 3.6% in 2005 primarily as a result of a property tax reduction in New York, legal fees incurred in 2004 as a result of tenant delinquencies in New York, and late fees incurred in 2004 with respect to the 475 Loan.  Management fees increased by 11.3% in 2005 from 2004 because of increased revenue from new leases at the New York and Oklahoma properties.  Bad debt expense decreased by 95.3% in 2005 from 2004 because of the write-off in 2004 of deferred rent receivable from tenants that vacated the New York building.  General and administrative expenses increased by 137.6% in 2005 from 2004 due to legal fees incurred in connection with the sale of the Directory Building and the Tumi Building and increased professional fees for financial reporting.

         Net loss from discontinued operations for the three months ended June 30, 2005 is attributable to the Tumi Building and net income from discontinued operations for the three months ended June 30, 2004 is attributable to the Tumi Building and the Directory Building.  Registrant realized a net loss from discontinued operations of approximately $582,000 in 2005 as contrasted to net income of approximately $379,000 in 2004.  This difference of approximately $960,000 is primarily attributable to the sale of the Directory Building in October 2004 and a loss of approximately $419,000 on the sale of the Tumi Building. In compliance with the adoption of Statement 144, Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

         Registrant’s net loss for the three months ended June 30, 2005 increased by 120.9% from the comparable period in 2004.  The increase in Registrant’s net loss was primarily attributable to the net loss from discontinued operations in 2005 as contrasted to net income in 2004.

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

                Valuation of Properties Held for Use and Sale.

                On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell.  Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period.  These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the six months ended June 30, 2005, no impairment losses were recognized.

                Bad Debts

                Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries; however, as of June 30, 2005, Registrant has determined that no allowance for doubtful accounts was necessary. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

         Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

         Registrant has the 475 Loan, a fixed rate debt instrument.  Registrant has also obtained the Bank of America Loan, which refinanced the Fleet Loan, each a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties.  As of June 30, 2005, approximately 9.3% of Registrant’s outstanding debt was subject to variable rates.  In addition, the average interest rate on Registrant’s debt increased from 7.26% at December 31, 2004 to 7.98% at June 30, 2005.  Registrant does not have any other material market-sensitive financial instruments. It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

         The fair value of Registrant’s fixed rate borrowings, using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at June 30, 2005 (estimated at 4.91% per annum) was approximately $33,967,000.  An increase of 1% in market rates would reduce the fair value of such fixed rate borrowings by approximately $1,176,000.  A 1% decrease in market rates would increase such fair value by approximately $1,225,000.

         A change of 1% in the index rate to which Registrant’s variable rate debt is tied would change the annual interest incurred by Registrant by approximately $31,000, based upon the balances outstanding on variable rate instruments at June 30, 2005.

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