Form 10-Q
period 2005-09-30
CORPORATE REALTY INCOME FUND I L P
filed 2005-11-29
CIK 785898

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2005 and December 31, 2004

	September 30 2005	December 31 2004

	(Unaudited)
ASSETS
Real estate, at cost:
Land	$8,313,820	$8,313,820
Buildings and improvements	39,829,441	39,348,497
Tenant improvements	10,361,831	9,428,851
Equipment and furniture	161,699	161,699

	58,666,791	57,252,867
Less accumulated depreciation	(16,282,482)	(14,855,206)

	42,384,309	42,397,661

Assets associated with real estate held for sale	15,530,037	25,259,368

Cash and cash equivalents	494,304	287,173
Accounts receivable	161,133	80,530
Deferred rent receivable	1,980,280	1,603,722
Deferred financing costs, net of accumulated amortization of $518,220 in 2005 and $1,116,136 in 2004	456,901	407,535
Lease commissions and deferred legal fees, net of accumulated amortization of $1,450,251 in 2005 and $1,202,544 in 2004	1,949,528	1,713,776
Escrow deposits	731,259	345,177
Deposits and other assets	605,333	905,363

Total assets	$64,293,084	$73,000,305

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$2,355,574	$3,335,550
Mortgage loans payable	30,409,459	30,654,638
Due to general partners	1,508,855	1,259,489
Other liabilities	1,261,038	634,770
Obligations associated with real estate held for sale	6,858,836	12,151,194

Total liabilities	42,393,762	48,035,641

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	187,105	217,758
Cash distributions	(684,596)	(684,596)

	(496,491)	(465,838)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2005 and 2004)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	18,523,000	21,557,689
Accumulated cash distributions	(67,852,043)	(67,852,043)

	22,395,813	25,430,502

Total partners’ capital	21,899,322	24,964,664

Total liabilities and partners’ capital	$64,293,084	$73,000,305

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Revenue:
Rental	$2,233,957	$1,841,886
Interest and other income	46,201	36,583

	2,280,158	1,878,469

Expenses:
Interest	643,202	650,037
Depreciation	484,958	409,044
Amortization	120,274	51,018
Property operations	1,120,134	1,159,296
Management fees - affiliate	133,981	105,812
Bad debt expense	—	20,000
General and administrative	261,718	188,777

	2,764,267	2,583,984

Net loss from continuing operations	(484,109)	(705,515)
Net loss from discontinued operations	(131,165)	(339,169)

Net loss	$(615,274)	$(1,044,684)

Net loss allocated:
General partners	$(6,153)	$(10,447)
Limited partners	(609,121)	(1,034,237)

	$(615,274)	$(1,044,684)

Net loss per unit of limited partnership interests:
Continuing operations	(0.16)	(0.23)
Discontinued operations	(0.04)	(0.11)

Net loss per unit of limited partnership interests	$(0.20)	$(0.35)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Revenue:
Rental	$6,102,123	$5,752,003
Interest and other income	103,991	471,298

	6,206,114	6,223,301

Expenses:
Interest	1,913,787	1,940,667
Depreciation	1,427,276	1,335,369
Amortization	339,442	228,412
Property operations	3,419,847	3,518,535
Management fees - affiliate	359,767	311,745
Bad debt expense	8,822	676,612
General and administrative	862,181	570,869

	8,331,122	8,582,209

Net loss from continuing operations	(2,125,008)	(2,358,908)
Net (loss) income from discontinued operations	(940,334)	16,475

Net loss	$(3,065,342)	$(2,342,433)

Net loss allocated:
General partners	$(30,653)	$(23,424)
Limited partners	(3,034,689)	(2,319,009)

	$(3,065,342)	$(2,342,433)

Net (loss) income per unit of limited partnership interests:
Continuing operations	(0.71)	(0.78)
Discontinued operations	(0.31)	0.01

Net loss per unit of limited partnership interests	$(1.02)	$(0.78)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004
(Unaudited)

	2005	2004

Operating activities:
Net loss	$(3,065,342)	$(2,342,433)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,147,784	2,441,479
Bad debt expense	42,087	1,108,689
Loss on sale of real estate	419,020	—
Deferred rent receivable, net	(410,708)	(413,146)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(67,828)	167,326
Notes receivable	2,981	2,981
Lease commissions and deferred legal fees	(506,724)	(405,057)
Escrow deposits	(429,802)	(590,498)
Deposits and other assets	325,578	513,010
Increase (decrease) in:
Accounts payable and accrued expenses	(1,657,825)	26,855
Due to general partners	(544,586)	597,134
Other liabilities	465,629	357,257

Total adjustments	(214,394)	3,806,030

Net cash (used in) provided by operating activities	(3,279,736)	1,463,597

Investing activities:
Decrease (increase) in escrow deposits	43,720	(36,103)
Proceeds from sale of real estate	8,996,200	—
Capital and tenant improvements	(1,501,613)	(990,177)

Net cash provided by (used in) investing activities	7,538,307	(1,026,280)

Financing activities:
Financing costs	(141,101)	—
Proceeds from mortgage loans	3,000,000	—
Repayments of mortgage loans payable	(6,910,339)	(633,374)

Net cash used in financing activities	(4,051,440)	(633,374)

Net increase (decrease) in cash and cash equivalents	207,131	(196,057)
Cash and cash equivalents at beginning of period	287,173	632,954

Cash and cash equivalents at end of period	$494,304	$436,897

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1.       General

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the “Partnership” or the “Registrant”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

2.       Revenue Recognition

          Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying consolidated balance sheets.  Accordingly, rental income for the three months ended September 30, 2005 and 2004 includes $211,875 and $(3,319), respectively, of adjustments to income on the straight-line basis over the actual amount billed.  Rental income for the nine months ended September 30, 2005 and 2004 includes $410,708 and $386,509, respectively, of adjustments to income on the straight-line basis over the actual amount billed.

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
September 30, 2005
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

4.       Discontinued Operations

          In January 2004, the Partnership classified the Directory Building in Las Colinas, Texas as “held for sale.”  In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale.”  In August 2005, the Partnership classified the Alamo Towers in San Antonio, Texas as “held for sale.”  Registrant sold the Directory Building in October 2004 and it sold the Tumi Building in April 2005. In accordance with Statement 144, the results of operations for the Directory Building, the Tumi Building, and the Alamo Towers are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  The major classes of assets and liabilities of real estate held for sale as of September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004

ASSETS
Land	$2,408,000	$5,555,912
Buildings and improvements	14,590,465	25,500,371
Tenant improvements	2,232,429	4,293,278
Equipment and furniture	37,556	37,556
Accumulated depreciation	(4,095,314)	(10,992,609)
Accounts receivable	50,756	56,294
Notes receivable	19,477	32,391
Lease commissions and deferred legal fees	260,473	724,432
Deposits and other assets	26,195	51,743

Assets associated with real estate held for sale	$15,530,037	$25,259,368

LIABILITIES
Accounts payable and accrued expenses	$573,430	$1,339,166
Mortgage loans payable	6,074,803	9,739,963
Due to general partners	—	793,952
Other liabilities	210,603	278,113

Obligations associated with real estate held for sale	$6,858,836	$12,151,194

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30		Nine Months Ended September 30

	2005	2004	2005	2004

REVENUE
Rental	$538,275	$1,664,795	$2,194,799	$5,141,433
Interest and other income	22,988	6,560	32,410	19,055

Total revenue	$561,263	$1,671,355	$2,227,209	$5,160,488

EXPENSES
Interest*	$55,136	$204,343	$238,970	$568,167
Depreciation and amortization	—	268,199	381,066	877,698
Property operating	571,328	1,003,658	1,922,672	2,954,476
Management fees - affiliate	32,699	102,241	136,647	311,589
Bad debt expense	33,265	432,083	33,265	432,083
General and administrative	—	—	35,903	—

Total expenses	$692,428	$2,010,524	$2,748,523	$5,144,013

(Loss) income from discontinued operations	$(131,165)	$(339,169)	$(521,314)	$16,475
Loss on sale of real estate	—	—	(419,020)	—

Net (loss) income from discontinued operations	$(131,165)	$(339,169)	$(940,334)	$16,475

5.       Leases

          Minimum future rentals from tenants under non-cancelable operating leases as of September 30, 2005 are approximately as follows:

Year ending December 31

2005 (3 months ending 12-31-05)	$1,909,569
2006	8,947,000
2007	8,143,000
2008	6,833,000
2009	5,319,000
Thereafter	23,844,000

Total	$54,995,569

* Interest expense was allocated to discontinued operations based upon the amount of debt that was required to be repaid upon the consummation of the sale.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric, and real estate taxes.  For the three months ended September 30, 2005 and 2004, escalation charges amounting to $213,845 and $327,530, respectively, have been included in rental revenue.  For the nine months ended September 30, 2005 and 2004, escalation charges amounting to $643,918 and $809,223, respectively, have been included in rental revenue.

6.       Transactions with General Partners and Affiliates

          Following is a summary of the fees earned for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30

	2005	2004

From continuing operations:
Property management fees	$359,767	$410,191

From discontinued operations:
Property management fees	$136,647	$213,143

7.       Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30

	2005	2004

Cash paid for interest	$2,167,058	$2,510,210

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
September 30, 2005
(Unaudited)

9.       Subsequent Events

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

                    Liquidity and Sources of Cash.

                    At September 30, 2005, Registrant had cash and receivables of approximately $706,000 as contrasted to accounts payable and accrued expenses of approximately $2,929,000 and amounts due to general partners of approximately $1,509,000.  Although its operations presently do not generate sufficient cash to meet its expenses as they come due, Registrant projects that its current operations will generate a positive cash flow over the twelve month period commencing October 1, 2005.  During the nine months ended September 30, 2005, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) decreased by approximately $1,658,000 and amounts due to the General Partners decreased by approximately $545,000.  The sales of the Directory Building in October 2004 and the Tumi Building in April 2005 enabled Registrant to partially pay down those obligations, in contrast to its deferrals of payables in prior periods, the effect of which had been to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  Registrant intends to use any positive cash flow from operations and the net proceeds of any additional sales of its properties to reduce accounts payable and accrued expenses and deferred fees and to fund tenant improvements and leasing commissions at its properties.  There can be no assurance that Registrant will generate the cash flow or proceeds necessary to fund all of its needs.

                    Registrant’s operations (including from the Tumi Building and the Alamo Towers, each of which was classified “held for sale”) used net cash of approximately $3,280,000 in the nine months ended September 30, 2005 as contrasted to net cash generated of approximately $1,464,000 in the comparable period of 2004.  This $4,743,000 difference in cash flows is attributable primarily to the following items of decreased cash flow from operations:  the approximate $1,662,000 difference between a net loss, adjusted for depreciation, amortization, bad debt expense, loss on sale of real estate, and deferred rent receivable, in 2005 as contrasted to cash provided in 2004, the approximate $1,685,000 difference between an decrease in accounts payable and accrued expenses in 2005 as contrasted to an increase in 2004, and the approximate $1,142,000 difference between a decrease in amounts due to the general partners in 2005 as contrasted to an increase in 2004.  Investing activities generated cash of approximately $7,538,000 in 2005 (including approximately $8,996,000 in proceeds from the sale of the Tumi Building) as contrasted to net cash used in 2004 of approximately $1,026,000 (most of which was attributable to building and tenant improvements).  Net cash used in financing activities approximated $4,051,000 in 2005 as contrasted to approximately $633,000 in 2004, which reflected the partial paydown of the Fleet Loan in May 2005 from proceeds of the sale of the Tumi Building and the $3,000,000 loan advance under the Bank of America Loan in August 2005.

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

Results of Operations

Nine Months Ended September 30, 2005 versus 2004

          Rental revenue in 2005 increased by 6.1% from 2004 primarily because of new leases signed at the New York and Oklahoma buildings.  Other income decreased by 77.9% from 2004 to 2005 because of the following 2004 items:  a refund of real estate taxes relating to prior years of approximately $176,000; and the release of reserves established in prior years relating to tenants that had previously vacated the New York building.

          Depreciation increased by 6.9% from 2004 to 2005 because of tenant improvements made at the New York building in connection with new leases.  Amortization increased by 48.6% primarily because of the amortization of commissions paid in 2004 for leases at the New York and Oklahoma properties.  Property operating costs decreased by 2.8% in 2005 primarily as a result of a decrease in New York real property taxes and legal fees incurred in 2004 as a result of tenant delinquencies in New York.  Management fees increased by 15.4% in 2005 from 2004 due to the increase in rental revenue.  Bad debt expense decreased by 98.7% from 2004 to 2005 because of the write-off in 2004 of deferred rent receivable from tenants that vacated the New York property.  General and administrative expenses increased by 51.0% in 2005 from 2004 due to legal fees incurred in connection with the sale of the Directory Building and the Tumi Building and increases in professional fees for financial reporting.

          Net loss from discontinued operations for the nine months ended September 30, 2005 is attributable to the Tumi Building and the Alamo Towers and net income from discontinued operations for the nine months ended September 30, 2004 is attributable to the Tumi Building, the Alamo Towers, and the Directory Building.  Registrant realized a net loss from discontinued operations of approximately $940,000 in 2005 as contrasted to net income of approximately $16,000 in 2004.  This difference of approximately $957,000 is primarily attributable to the sale of the Directory Building in October 2004 and the Tumi Building in April 2005 and a loss of approximately $419,000 on the sale of the Tumi Building.  In compliance with the adoption of Statement 144, Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for the nine months ended September 30, 2005 increased by 30.9% from the comparable period in 2004.  The increase in Registrant’s net loss was primarily attributable to the net loss from discontinued operations in 2005 as contrasted to net income in 2004.

Three Months Ended September 30, 2005 versus 2004

          Rental revenue in 2005 increased by 21.3% from 2004 because of new leases signed at the New York and Oklahoma buildings.  Other income in 2005 increased by 26.3% from 2004 to 2005 due to storage rent from Mercury Insurance at the Oklahoma property.

          Depreciation increased by 18.6% from 2004 to 2005 because of tenant improvements made at the New York building in connection with new leases.  Amortization increased by 135.7% primarily because of the amortization of commissions paid in 2004 for leases at the New York and Oklahoma properties.  Property operating costs decreased by 3.4% in 2005 primarily because of a decrease in New York real property taxes.  Management fees increased by 26.6% in 2005 from 2004 due to the increase in rental revenue.  Bad debt expense decreased from approximately $20,000 in 2004 to $0 in 2005 because of the write-off in 2004 of deferred rent receivable from tenants that vacated the New York property.   General and administrative expenses increased by 38.6% in 2005 from 2004 due to increases in professional fees for financial reporting.

          Net loss from discontinued operations for the three months ended September 30, 2005 is attributable to the Alamo Towers and net loss from discontinued operations for the three months ended September 30, 2004 is attributable to the Alamo Towers, the Tumi Building, and the Directory Building.  Registrant’s net loss from discontinued operations decreased by 61.3% from 2004 to 2005, which is primarily attributable to an approximate $399,000 reduction in bad debt expense from the Tumi Building in 2005, an approximate $149,000 reduction in interest expense in 2005 after paydowns of the Fleet Loan, and an approximate $268,000 reduction in depreciation and amortization expense in 2005, as depreciation and amortization were discontinued after the Directory Building, Tumi Building, and Alamo Towers were classified as “held for sale.”  In compliance with the adoption of Statement 144, Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for the three months ended September 30, 2005 decreased by 41.1% from the comparable period in 2004.  The decrease in Registrant’s net loss was primarily attributable to the decreased net loss from discontinued operations in 2005 as well as the increase in rental revenue from continuing operations in 2005.

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

                    Valuation of Properties Held for Use and Sale.

                    On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell.  Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period. These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the nine months ended September 30, 2005, no impairment losses were recognized.

                    Bad Debts

                    Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries; however, as of September 30, 2005, Registrant did not maintain an allowance for doubtful accounts. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

          Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

          Registrant has the 475 Loan, a fixed rate debt instrument.  Registrant has also obtained the Bank of America Loan, which refinanced the Fleet Loan, each a variable rate debt instrument, to enable it to draw down funds as needed for capital improvements, tenant improvements, and leasing commissions on its diverse portfolio of properties.  As of September 30, 2005, approximately 16.7% of Registrant’s outstanding debt was subject to variable rates.  In addition, the average interest rate on Registrant’s debt increased from 7.26% at December 31, 2004 to 7.84% at September 30, 2005.  Registrant does not have any other material market-sensitive financial instruments. It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

          The fair value of Registrant’s fixed rate borrowings, using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at September 30, 2005 (estimated at 5.22% per annum) was approximately $33,216,000.  An increase of 1% in market rates would reduce the fair value of such fixed rate borrowings by approximately $1,073,000.  A 1% decrease in market rates would increase such fair value by approximately $1,114,000.

          A change of 1% in the index rate to which Registrant’s variable rate debt is tied would change the annual interest incurred by Registrant by approximately $61,000, based upon the balances outstanding on variable rate instruments at September 30, 2005.

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