Form 10-K
period 2005-12-31
CORPORATE REALTY INCOME FUND I L P
filed 2006-04-14
CIK 785898

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

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Depositary Units of Limited Partnership

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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
$18,637,583.

Documents Incorporated by Reference in this Form 10-K

          None.

CORPORATE REALTY INCOME FUND I, L. P.

Annual Report on Form 10-K

December 31, 2005

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

          On March 26, 1986, Registrant commenced an offering (the “Offering”) of $80,000,000 of depositary units of limited partnership interest (the “Units”).  Registrant terminated the Offering in September 1987, having issued 3,200,000 Units ($80,000,000) and received net proceeds from the Offering (after deduction for organization and offering expenses of $5,948,103) aggregating $74,051,897.  Since the Offering, Registrant has invested aggregate funds in excess of $100,000,000 (including $40,000,000 of financing proceeds) in acquiring and improving its properties, which currently number three.  In October 2004, Registrant sold a fourth property, the Directory Building located in Las Colinas, Texas.  In April 2005, Registrant sold a fifth property, the Tumi Building located in South Plainfield, New Jersey, as described below.  In December 2005, Registrant sold a sixth property, the Mercury Insurance Group Building located in Oklahoma City, Oklahoma, as described below.

          Registrant’s business consists of owning and leasing to others the properties described in Item 2 below. Registrant’s properties are leveraged as described below.

          For the year ended December 31, 2005, one tenant (Flack & Kurtz) at 475 Fifth Avenue accounted for more than 10% of Registrant’s total rental revenue from continuing operations. None of the tenants at Registrant’s properties accounted for more than 10% of Registrant’s total rental revenue from continuing operations during the years ended December 31, 2003 and 2004, however, rental revenue from the following tenants accounted for more than 10% of Registrant’s total rental revenue, including discontinued operations, during those years:

a.	For 2003, Verizon Directories Corp. (“Verizon”) as tenant in the Directory Building (18%).

b.	For 2004, Verizon as tenant in the Directory Building (17%).

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

          Registrant owned fee title to the Tumi Building and its five acres of underlying land, subject to the lien of a first mortgage line-of-credit loan (the “Fleet Loan”) from Fleet National Bank (“Fleet”), a Bank of America company.  The Tumi Building was built in 1986 and contains approximately 107,900 net rentable square feet.

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

          At Tumi Closing, Registrant was obligated to pay down the Fleet Loan by $6,517,500 (the “Tumi Paydown Proceeds”).  Registrant invested the Tumi Paydown Proceeds with Fleet Bank on terms that paid down the Fleet Loan on May 10, 2005.  After the paydown of the Fleet Loan and all other costs, expenses, and payments, Registrant received net proceeds aggregating approximately $2,132,000 from the sale of the Tumi Building.  Registrant used such proceeds to augment working capital, including the funding of tenant improvements at its properties and reducing accounts payable and accrued expenses.

          Registrant acquired the Tumi Building in December 1986 for a purchase price of approximately $16,473,000, inclusive of acquisition fees.  At December 31, 2004, the Tumi Building had a book value of approximately $8,965,000, net of accumulated depreciation and a write-down of $2,635,000 to reduce the carrying amount of the Tumi Building to fair value, less costs of sale, at December 31, 2003.

Mercury Insurance Group Building

          On December 29, 2005, Registrant sold the land, building and other improvements, leases, rents, security deposits, and other rights and property known as the Mercury Insurance Group Building situated in Oklahoma City, Oklahoma to Mercury Casualty Company (“Mercury Purchaser”).  There is no material relationship, other than in respect of the sale of the Mercury Insurance Group Building, between Mercury Purchaser and Registrant or any of Registrant’s affiliates, general partners, officers or directors of such general partners, or any associate of such general partners, officers, or directors.

          Registrant owned fee title to the Mercury Insurance Group Building and its 6.1 acres of underlying land, subject to the lien of a first mortgage line-of-credit loan (the “Bank of America Loan”) from Bank of America, N.A. (“Bank of America”), a successor by merger to Fleet, that resulted from an extension amendment of the Fleet Loan.  The Mercury Insurance Group Building was built in 1986 and contains approximately 91,500 net rentable square feet on two floors, plus an 8,610 square foot basement.

          As of December 29, 2005, the office space in the property was approximately 57.2% leased (plus approximately 84.9% of the basement space) to two tenants, Mercury Insurance Services, LLC (“Mercury Insurance”) and Marathon Oil Company (“Marathon”).  Mercury Insurance, an affiliate of Mercury Purchaser, had a lease for approximately 51,200 square feet (including approximately 7,310 in the basement) that expires on December 31, 2009.  The lease required rent payments equal to $10.00 per square foot until maturity in December 2009.  Marathon’s lease was for approximately 8,430 square feet and expired in February 2009.  The lease required rent payments equal to $12.50 per square foot.

          The sale price paid by Purchaser for the Mercury Insurance Group Building was $7,000,000 (the “Purchase Price”).  The Purchase Price was payable in immediately available U.S. funds at the closing of the purchase and sale (the “Mercury Closing”).  Registrant granted Mercury Purchaser a credit against the Purchase Price in the amount of $100,000 on account of certain inspection items to which Mercury Purchaser objected.

          At the Mercury Closing, Mercury Purchaser released Registrant from and waived all claims and liability which Mercury Purchaser may have against Registrant for any structural, physical and environmental condition of the Mercury Insurance Group Building including, without limitation, the presence, discovery, or removal of any hazardous materials in, at, about, or under the Mercury Insurance Group Building.

          Registrant paid sales commissions to third parties aggregating $138,000 in connection with the sale of the Mercury Insurance Group Building to Mercury Purchaser.  In addition, Registrant agreed to pay $69,000 to Mr. Tom Fillmore, Registrant’s Property Manager/Leasing Agent for the Mercury Insurance Group Building, in connection with the sale of the building.  Registrant also paid operating adjustments, escrow fees, transfer taxes, title insurance premium, and other customary closing costs aggregating approximately $23,100 in connection with the sale of the Mercury Insurance Group Building.

          At Mercury Closing, Registrant paid outstanding leasing commissions and tenant improvements to be performed pursuant to an amendment to Marathon’s lease at the Mercury Insurance Group Building in the approximate amount of $10,400 and $62,000, respectively.  Registrant agreed to indemnify, defend, and hold harmless Mercury Purchaser from any claims made by the contractor or Marathon against Mercury Purchaser regarding the construction of such tenant improvements within 90 days following substantial completion of such improvements.  Registrant also paid at Mercury Closing real estate taxes related to the Mercury Insurance Group Building in the approximate amount of $26,800.

          At Mercury Closing, Registrant paid approximately $6,079,800 to satisfy in full the principal balance and accrued interest of the Bank of America Loan.  Upon such payment, Bank of America released its mortgage liens on the Mercury Insurance Group Building and on Registrant’s buildings in San Antonio, Texas and Monterey Park, California.  Registrant paid the bank’s attorneys’ fees and service fees and recording costs aggregating approximately $3,400 in connection with satisfaction of the Bank of America Loan.  After all costs, expenses, and payments associated with the sale of the Mercury Insurance Group Building and the satisfaction of the Bank of America Loan, Registrant received net proceeds aggregating approximately $487,500 from the sale of the Mercury Insurance Group Building.  Registrant has used such proceeds to augment working capital, including the funding of tenant improvements at its properties and reducing accounts payable and accrued expenses.

          Registrant acquired the Mercury Insurance Group Building in March 1986 for a purchase price of approximately $10,736,000, inclusive of acquisition fees.  At December 31, 2004, the Mercury Insurance Group Building had a book value estimated at approximately $7,298,000, net of accumulated depreciation.  In 2005, Registrant expended approximately $164,000 of capital improvements and $37,000 of leasing commissions at the Mercury Insurance Group Building.

475 Fifth Avenue Loan

          On August 9, 1999, the Subsidiary Partnership obtained a first mortgage loan (the “475 Loan”) from Heller Financial, Inc. (“Heller”) in the amount of $32,000,000.   On such date, Registrant paid down approximately $23,381,000 of the Fleet Loan (see “Bank of America Loan” below) to release the lien of the Fleet Loan from 475 Fifth Avenue and subject the property to the lien of the 475 Loan.  The balance of proceeds borrowed by the Subsidiary Partnership from Heller, after payment of loan broker fees and costs and other closing costs, were used to provide cash to fund capital improvements and leasing costs at 475 Fifth Avenue and to augment working capital.  As of April 7, 2006, the outstanding principal balance of the 475 Loan was approximately $30,272,000.  Registrant has conserved its available cash primarily for funding tenant improvements and leasing commissions so as to increase cash flow from its properties and thereby maximize sales prices of properties as they are sold.  Registrant has been in arrears by as much as approximately $482,000 (two months) under the 475 Loan, a status that is likely to continue until it sells another of its properties.  The holder of the 475 Loan has never declared a default or imposed a default rate of interest under that loan.

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

          The 475 Loan currently has three separate reserves:

          1.          The first, a property tax escrow, requires monthly payments sufficient to enable all real estate taxes against 475 Fifth Avenue to be paid before they become due and payable.  The property tax reserve has a balance of approximately $631,000 as of April 7, 2006;

          2.          The second, a replacement reserve, was funded with $200,000 of the proceeds of the 475 Loan.  This reserve is to be utilized to fund capital improvements reasonably approved in advance by Heller.  The replacement reserve accrues interest for the Subsidiary Partnership’s benefit at a “non-personal money market rate.”  If the balance of this reserve falls below $200,000, the Subsidiary Partnership must make monthly deposits of $4,000 until the balance of the replacement reserve equals $200,000.  In August 2003, the Subsidiary Partnership withdrew approximately $202,800 from the replacement reserve to fund capital improvements at 475 Fifth Avenue.  In June 2005, the Subsidiary Partnership withdrew an additional sum of $80,000 from this reserve.  As of April 7, 2006, the balance in this account was approximately $41,000;

          3.          The third, a repair reserve, was funded with $1,967,000 of the proceeds of the 475 Loan and combined with an additional repair reserve of $533,000.  This reserve is utilized to fund capital improvements determined in the Subsidiary Partnership’s sole discretion.  The capital improvements reserve accrues interest for the Subsidiary Partnership’s benefit at a “non-personal money market rate.”  As of April 7, 2006 the Subsidiary Partnership had funded capital improvements aggregating approximately $2,633,000 from the repair reserve and the balance in this account was approximately $298.

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

Bank of America Loan

          On December 29, 2005, Registrant paid approximately $6,079,800 to Bank of America to satisfy in full the principal balance and accrued interest of the Bank of America Loan.  Upon such payment, Bank of America released its mortgage liens on the Mercury Insurance Group Building and on Registrant’s buildings in San Antonio, Texas and Monterey Park, California.  This pay-off of the Bank of America Loan was funded from proceeds of the sale of the Mercury Group Insurance Building.  Registrant also paid the bank’s attorneys’ fees and service fees and recording costs aggregating $3,400 in connection with satisfaction of the Bank of America Loan.  On April 25, 2005, Registrant was required to pay down the Fleet Loan (the Bank of America Loan resulted from an extension and amendment of the Fleet Loan) by $6,517,500 with proceeds from the sale of the Tumi Building.  To avoid breaking a 30-day LIBOR contract prior to its maturity on May 10, 2005, Registrant invested the Tumi Paydown Proceeds with Fleet Bank pursuant to an interest-bearing instrument that paid down the Fleet Loan by approximately $6,524,000 on May 10, 2005.

          On August 9, 2005 Registrant entered into a First Amendment to Amended and Restated Loan Agreement with Bank of America, pursuant to which the Fleet Loan (which had an outstanding principal balance of approximately $3,104,000) was extended and amended.  The Bank of America Loan featured a $3,000,000 loan advance and an extended maturity date of August 15, 2007.  Upon closing, the outstanding principal balance of the Bank of America Loan was approximately $6,104,000, including the $3,000,000 advance.

          The Bank of America Loan was to mature on August 15, 2007 (extended from the Fleet Loan’s maturity date of September 30, 2005).  Registrant paid a facility fee in the amount of $45,000 in connection with the Bank of America Loan.  Registrant also paid title insurance, appraisal, and other closing costs aggregating approximately $50,000 plus fees to the lender’s counsel in the amount of $26,000.  Registrant had paid extension fees in the approximate amount of $55,950 and $24,440 in September 2003 and September 2004, respectively, to extend the Fleet Loan.

          The Bank of America Loan bore interest at Bank of America’s Prime Rate, plus one-half percent (0.5%) per annum or, if Registrant so chose, at the LIBOR rate (offered rates for Eurodollar deposits) (any such rate, a “Fixed Rate”), plus two percent (2.0%) per annum.  The average rate of interest under the Bank of America Loan during 2005 was 5.31%.  The Bank of America Loan required monthly payments of interest plus principal payments equal to approximately $12,200.

Financing Policies

          Registrant’s original intention was to maintain a loan to value ratio of 50%, whereby Registrant’s total borrowings would approximate 50% of the sum of (i) the appraised values of its existing properties plus (ii) the purchase price of any additional properties acquired by Registrant.  Registrant is not limited by its Partnership Agreement as to borrowing for any individual property; the aggregate borrowings on all properties may not exceed an amount equal to the sum of (x) 60% of the aggregate purchase price of all properties which are not refinanced plus (y) 80% of the aggregate value of all refinanced properties.  As of December 31, 2005, Registrant had a loan to appraised value ratio of approximately 30.9%.

          The Fleet Loan and the 475 Loan enabled Registrant to acquire and improve properties, but with an increased risk of loss on its properties.  Registrant exhausted its borrowing capacity under those loans, but the Bank of America Loan provided $3,000,000 in additional funding in August 2005.  Other than those funds and any funds generated if and to the extent Registrant is successful in leasing vacant space at its properties, Registrant must rely on the sale of one or more of its properties to fund further tenant improvements and capital improvements at its properties, particularly 475 Fifth Avenue.  To this end, Registrant sold the Directory Building in October 2004, the Tumi Building in April 2005, and the Mercury Group Insurance Building in December 2005.  In August 2005, Registrant made a decision to market the Alamo Towers in San Antonio, Texas for sale.  Registrant has solicited offers to purchase this property, but has yet to enter into a binding agreement to sell the building.  There is no assurance that it will be able to sell the Alamo Towers on acceptable terms.  To be profitable, Registrant’s properties must generate cash flow in amounts sufficient to not only cover operating expenses but also to pay all financing costs.

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

Employees

          Registrant currently employs 20 persons (seven of whom are part-time employees).  The business of Registrant is managed by the General Partners.  See Item 10 - “Directors and Executive Officers of the Registrant” and Item 13 - “Certain Relationships and Related Transactions.”

Item 1A.	Risk Factors.

We are Subject to Risks Generally Associated with Investments in Real Estate.

          The value of, and our income from, our properties may decline due to developments that adversely affect real estate generally and those that are specific to our properties.  General factors that may adversely affect our real estate portfolios include:

•	A general tightening of the availability of credit;
•	A decline in the economic conditions in one or more of our markets;
•	An increase in competition for tenants and customers or a decrease in demand by tenants and customers;
•	An increase in supply of our property types in our markets;
•

A continuation of terrorist activities or other acts of violence or war in the United States of America or abroad or the occurrence of such activities or acts that impact properties in our real estate portfolios or that may impact the general economy;

•	Continuation or escalation of tensions in the Middle East; and
•

The adoption on the national, state or local level of more restrictive laws and governmental regulations, including more restrictive zoning, land use or environmental regulations and increased real estate taxes.

          In addition, there are factors that may adversely affect the value of, and our income from, specific properties, including:

•	Adverse changes in the perceptions of prospective tenants or purchasers of the attractiveness of the property;
•	Our inability to provide adequate management and maintenance or to obtain adequate insurance;
•	Our inability to collect rent or other receivables;
•	An increase in operating costs; and
•	Earthquakes, floods, hurricanes or underinsured or uninsured natural disasters.

Scheduled debt payments could adversely affect our financial condition.

          Our cash flow has been insufficient to both fund tenant improvement and leasing commissions associated with leasing vacant space at our properties and meet required payments of principal and interest when due on the loan secured by our New York property.  In addition, we do not have the option of refinancing that loan, which matures in September 2009.  We have sold all but three of our properties and are actively seeking to sell another.  By the terms of our Certificate of Limited Partnership, we must sell our properties and dissolve by December 31, 2010.  Accordingly, we are dependent upon improving cash flow from our properties and selling properties to meet our obligations.

Our New York property is subject to mortgage financing which could result in foreclosure if we are unable to pay the mortgage when due.

          Our New York property is subject to mortgage financing in the approximate amount of $30,272,000.  If we are unable to meet our obligations under the mortgage, we could be forced to pay higher interest rates or the New York property could be foreclosed upon and sold, which could have a material adverse effect on us.

We may have not been able to generate sufficient cash for distributions.

          Rental revenues from our properties declined in the aftermath of the events of September 11, 2001 and, as a result, we have not been able to make cash distributions during the past three years.  Even if we are able to sell additional properties and lease a significant portion of vacant space, we may not return to regular distributions but may only make special distributions if and to the extent funds remain after attending to our capital needs.

Multi-tenant properties accommodating small business tenants have a substantial on-going risk of tenant lease defaults.

          If a tenant defaults on a lease, we generally lose rental income and have to pay legal costs, tenant improvements, and re-leasing commissions.  We may be unable to re-lease the property for as much rent as we previously received.  We may incur additional expenditures in re-leasing the property.  We could experience delays in enforcing our rights and collecting rents due from a defaulting tenant.

We may experience uninsured losses on our properties.

          We maintain commercial general liability insurance and property damage insurance on our properties.  We believe this insurance will be adequate to cover most risks.  If we, as a property owner, incur any liability that is not fully covered by insurance, we would be liable for such amounts.

We may be subject to environmental liabilities.

          Various federal and state environmental laws and regulations may require an owner or operator of real estate to investigate and clean up hazardous or toxic substances, asbestos-containing materials, or petroleum product releases at the property.  The presence of contamination or the failure to remedy contamination will adversely affect the owner’s ability to sell or lease real estate.  The owner or operator of a site may be liable to third parties for damages and injuries resulting from environmental contamination.

          We obtain satisfactory Phase I environmental assessments on each property we purchase.  A Phase I assessment is an inspection and review of the property, its existing and prior uses, aerial maps and records of governmental agencies for the purpose of determining the likelihood of environmental contamination.  A Phase I assessment includes only non-invasive testing.  There can be no assurance that future law, ordinances or regulations will not impose material environmental liability on us or that the current environmental condition of our properties will not be affected by our tenants, or by the condition of land or operations in the vicinity of our properties such as the presence of underground storage tanks or groundwater contamination.

Key Personnel.

          Our management is largely dependent upon the services of Robert F. Gossett, Jr., the Individual General Partner and President of the Corporate General Partner.  If Mr. Gossett’s services should become unavailable for any reason, we would be forced to obtain alternative management.  There is no assurance of our ability to attract any such individual or the cost of obtaining such services.

Item 1B.	Unresolved Staff Comments.

          Not applicable.

Item 2.	Properties.

LightCross Building
(formerly Monterey Park Building)

          On July 10, 1986, Registrant acquired the LightCross Building, located in Monterey Park, California, for approximately $4,182,000, inclusive of acquisition fees.  Registrant owns fee title to the LightCross Building and its 90,000 square feet of underlying land, free and clear of any liens and encumbrances.  The property was built in 1985 and contains 22,250 net rentable square feet.  The property was reconfigured in 2001 for use as office, design and development space for use pursuant to a net lease for the entire premises.

          The building is 100% leased to Kotura, Inc. (“Kotura”), a successor by merger to the tenant, LightCross, Inc. (“LightCross”), pursuant to a lease dated as of November 17, 2000.  The initial term of the lease is ten (10) years from September 1, 2001, subject to two five-year renewal options.  Registrant agreed to reduce the fixed rent for the two-year period ended August 31, 2005 by an aggregate of $250,000.  LightCross sought the rent reduction to facilitate a merger, pursuant to which LightCross became a subsidiary of Arroyo Optics, Inc. (now Kotura), and a contemplated equity offering by Kotura.  In consideration of this reduction in rent, LightCross issued to Registrant a warrant to purchase, for $2,500, equity securities to be issued by Kotura with an initial value of $250,000.  Registrant has not assigned any value to this warrant.  Kotura has upgraded the LightCross Building’s laboratory, testing rooms, and clean rooms and installed a fire suppression system and additional air conditioning equipment, all at Kotura’s expense (approximately $800,000).

          The amended lease requires approximate annual net rent of $458,970 until August 31, 2007 ($20.63 per square foot) and increases to $472,254 in the two-year period ending August 31, 2009 ($21.22 per square foot) and $486,070 in the two-year period ending August 31, 2011 ($21.85 per square foot).  The lease requires payment of a fair market rental during any renewal periods.  This lease is a net lease and, except for certain structural and mechanical conditions, the tenant is responsible for all costs, expenses, and obligations relating to the premises and the use, operation, occupancy, management, maintenance, and repair of the building, including insurance and real estate taxes.  Kotura is a large user of electricity.  Electric rates in this area have risen greatly, the effect of which could adversely affect Kotura’s financial condition.

          Registrant has expended an aggregate of approximately $1,651,000 in capital improvements and tenant improvements in connection with this building, none of which were incurred in 2005.  Registrant did not incur any lease commissions at the LightCross Building in 2005.

          For the year ended December 31, 2005, Registrant paid approximately $55,000 in real property taxes with respect to the LightCross Building. At December 31, 2005, such taxes were imposed at a rate of 1.21% on an assessed value of $4,335,000.

          The tenant has been granted a right of first offer to purchase the LightCross Building on the same terms and conditions on which Registrant may be willing to sell the building to a third party.

          According to Monterey Park office surveys prepared by Charles Dunn Company, Inc. in April 2006, the Monterey Park area includes approximately 2,122,000 square feet of office space.  As of April 2006, the vacancy rate for commercial properties in such area approximated 5.3% for office buildings.  Gross rents per square foot in this area approximated $21.00 to $25.20 in April 2006, which would equate to approximately $14.30 to $18.50 per square foot on a net rent basis (like the LightCross lease).  Registrant obtained rents from LightCross in excess of those otherwise available in the Monterey Park area in consideration of agreeing to pay for construction of a “clean room” at an approximate cost of $800,000.

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

          475 Fifth Avenue is a 23-story office building with approximately 20,000 square feet of retail space on the first floor and basement, 225,700 square feet of office space, and 5,100 square feet of basement storage space.  As of March 31, 2006, approximately 76.4% of the rentable square footage of office and retail space in the building was leased (including approximately 79.1% of the office space and 45.5% of the retail space), at an average current base rent (without reduction for any free rent periods) of approximately $38.11 per square foot (approximately $32.09 per square foot of office space and $156.12 per square foot of retail space).  Following is a schedule of the expirations of such leases.  The preceding occupancy and rental rates and the following schedule exclude all but 5,000 of approximately 17,020 square feet (with an annual rent of approximately $427,000) that was vacated by a tenant that has filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  The preceding occupancy and rental rates and the following schedule include approximately 3,550 square feet occupied by Registrant as its principal office at a base rent of $39.75 per square foot.

Expiration Year	Approximate Square Feet	% of Total	Avg. Current Rent/Sq. Ft.

2006	34,876	14.2%	$23.65
2007	14,052	5.7%	$47.72
2008	52,954	21.6%	$27.82
2009	16,341	6.7%	$37.36
2010	21,352	8.7%	$39.44
2013	5,472	2.2%	$39.20
2015	7,671	3.1%	$39.00
2016	20,407	8.3%	$82.71
2018	14,470	5.9%	$36.41

          One of  the existing retail tenants, leasing approximately 2,950 square feet for an approximate annual base rent of $420,000, has been unreliable in making lease payments since 2003.  The tenant filed for protection under Chapter 11 of the U.S. Bankruptcy Code in January 2004 to avoid eviction.  The bankruptcy petition has been dismissed and the tenant paid all past due obligations, but it has since fallen behind again on its lease payments which, if not cured, may lead Registrant to bring an eviction action.  In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases for approximately 33,550 square feet (with an annual aggregate rent of approximately $1,244,000; the tenants have vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code; Registrant has filed proofs of claim in those bankruptcy proceedings; Registrant has leased approximately 76.6% of such space to replacement tenants).

          Registrant’s pace of leasing vacant office space at 475 Fifth Avenue has been quickening.  In 2004, Registrant leased approximately 26,380 square feet of office space at an approximate annual base rent of $878,000 at this property.  In 2005, Registrant entered into new office leases aggregating approximately 35,940 square feet at an approximate annual base rent of $1,226,000 (after free rent periods) at the New York building.

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

          Registrant has instituted a capital improvement program, designed to increase rental rates and the value of the building.  In connection with obtaining the 475 Loan, a capital reserve schedule was prepared for 475 Fifth Avenue, detailing improvements aggregating approximately $1,840,000 over a 12-year period.  Registrant has completed the following improvements at 475 Fifth Avenue:  roof replacement and masonry restoration above the 19th floor; elevator modernization, including mechanical cables and security system; drain and drain line replacement; installation of a new electrical panel on one side of the building; installation of hot water heating and sprinkler systems and upgrading of electric service and closets on floors as vacancies occur; lobby and entrance renovation, including a new tenant directory; renovating restrooms to comply with Americans with Disabilities Act (“ADA”) requirements on floors as vacancies occur; construction and enclosing of basement staircases to conform with building code requirements; completion of elevator interior redecoration; window replacement on two sides of the building; and demolition of vacant retail space to prepare it for marketing.  Registrant intends to make the following additional improvements:  masonry restoration on the lower floors of the building; continuation of hot water heating and sprinkler system installation, upgrading of electric service and closets, and renovating restrooms to comply with ADA on floors as vacancies occur; installation of back flow preventer; completing installation of the main sprinkler distribution system; installation of a new electrical panel on the other side of the building; additional lobby renovations, including security cameras and new doors for the 41st Street entrance; and continuing window replacement.  Registrant estimates that such additional improvements, planned to be made over the next several years, will cost approximately $700,000.  In 2005, Registrant expended capital improvements and tenant improvements aggregating approximately $1,444,300 at 475 Fifth Avenue.  As of December 31, 2005, Registrant had expended approximately $13,508,000 on capital expenditures and tenant improvements at 475 Fifth Avenue.  In addition, Registrant incurred leasing commissions aggregating approximately $401,000 in 2005 at 475 Fifth Avenue.  In 2006, Registrant has expended approximately $153,000 in tenant improvements in connection with new leases.  Registrant has also incurred leasing commissions aggregating approximately $137,000 in 2006 at its New York property.  In 2006, Registrant has also incurred capital improvement obligations aggregating approximately $10,000.  Owing to Registrant’s liquidity problems that have been due largely to increased vacancies and reduced cash flow from 475 Fifth Avenue, Registrant has largely delayed its capital improvement program.  The sale of the Directory Building in 2004 and the Tumi Building and the Mercury Insurance Group Building generated some of this necessary capital.  As Registrant continues to lease vacant space, it will be obliged to fund substantial leasing commissions and tenant improvements.

          Contractors and other providers have filed liens against 475 Fifth Avenue (in the aggregate outstanding amount of approximately $73,000) for goods and services delivered to Registrant.  Additional liens (in the aggregate outstanding amount of approximately $871,000, of which $141,000 is to be removed pursuant to a Court Order) have been filed against 475 Fifth Avenue for amounts owed by tenants in the building to contractors and other providers.  If those tenants fail to satisfy those liabilities, it is uncertain whether Registrant would be obligated to pay any of those amounts.

          For the year ended December 31, 2005, Registrant paid approximately $1,643,000 in real property taxes with respect to 475 Fifth Avenue.  At December 31, 2005, such taxes were imposed at a rate of 11.56% on an assessed value of $14,490,000.

          475 Fifth Avenue is situated in the Grand Central district of the New York City midtown market.  According to the Fourth Quarter 2005, First Quarter 2006 GVA Williams Market Report, such district includes approximately 53,750,000 aggregate rentable square feet (vacancy rate of approximately 11.0% at December 31, 2005 and 9.1% at March 31, 2006).  As of December 31, 2005 and March 31, 2006, asking rents per square foot in this district averaged approximately $54.79 and $55.58, respectively.  The Midtown North District included approximately 193,186,000 aggregate rentable square feet as of December 31, 2005, approximate vacancy rates of 8.8%, and average asking rents per square foot of approximately $57.79 (December 31, 2005) and $61.60 (March 31, 2006), respectively. The entire Manhattan market included approximately 343,705,000 aggregate rentable square feet as of December 31, 2005, approximate vacancy rates of 10.6% (December 31, 2005) and 10.2% (March 31, 2006), and average asking rents per square foot of approximately $46.42 and $49.28, respectively.

Alamo Towers

          On March 17, 1997, Registrant purchased the land, building and other improvements commonly known as the Alamo Towers, and situated in San Antonio, Texas for approximately $12,002,000, including capitalized closing and related costs. The Alamo Towers contains a multi-tenant office building comprised of approximately 193,900 square feet (reduced from approximately 196,000 square feet when Registrant acquired the property).  Registrant owns fee title to the Alamo Towers, free and clear of any liens and encumbrances.

          The Alamo Towers is an office building consisting of two stand-alone 8-story towers with approximately 183,400 square feet of office space and 10,500 square feet of basement space.  As of March 1, 2006, approximately 79.1% of the rentable square footage of office space in the Alamo Towers was leased, at an average current rent (base rent without reduction for any free rent periods) of approximately $16.18 per square foot.  Following is a schedule of expiration of such leases.

Expiration Year	Approximate Square Feet	% of Total	Avg. Current Rent/Sq.Ft.

2006	46,082	25.1%	$16.54
2007	8,501	4.6%	$17.39
2008	28,769	15.7%	$15.34
2009	44,783	24.4%	$15.98
2010	10,992	6.0%	$17.56
2014	5,213	2.8%	$15.25

          The Alamo Towers has yet to achieve sustainable increases in occupancy rates, primarily because of the absence of a covered parking garage.  Largely as a result of increased vacancies and reduced cash flow from 475 Fifth Avenue, Registrant has delayed its capital improvement program for the Alamo Towers.  During 2005 and the first quarter of 2006, Registrant has required common area wall covering, carpet, and ceiling tiles, demolished an old mechanical plant, and performed concrete work behind the building’s east tower.  In 2005, Registrant expended approximately $261,000 on capital improvements and tenant improvements and $67,000 in leasing commissions at the Alamo Towers.  As of December 31, 2005, Registrant had expended approximately $7,406,000 in capital expenditures and tenant improvements at the Alamo Towers.  In 2006, Registrant has incurred tenant improvements and leasing commissions aggregating approximately $61,000 and $20,000 at the Alamo Towers.  Registrant has also incurred capital improvement obligations aggregating approximately $65,000 in 2006.

          In August 2005, Registrant entered into an exclusive sales listing agreement, pursuant to which CB Richard Ellis, Inc. is using its best efforts to sell the Alamo Towers.  Registrant has solicited offers to purchase that property, but has yet to enter into a binding agreement to sell the building.  There is no assurance that it will be able to sell the Alamo Towers on acceptable terms.  If the property is not sold, Registrant may need to replace the East Tower roof (estimated at $200,000), recaulk the glass walls and windows (estimated at $200,000), install sprinklers on all floors (estimated at $250,000), and upgrade restrooms to comply with ADA (estimated at $500,000 to $600,000), but these improvements are subject to Registrant’s continued ownership of the property and are unlikely to occur in the near future.

          For the year ended December 31, 2005, Registrant paid approximately $396,000 in real property taxes with respect to the Alamo Towers.  At December 31, 2005, such taxes were imposed at a rate of 3.07% on an assessed value of $12,900,000.

          According to the Grubb & Ellis Fourth Quarter 2005 San Antonio Office Market Trends Report, the San Antonio office market included approximately 22,414,000 aggregate rentable square feet, of which approximately 16.3% was vacant.  Asking rents in this market averaged $20.98 per square foot for Class A space and $16.41 per square foot for Class B space.  The market has experienced nine consecutive quarters of positive absorption, including approximately 256,000 square feet in the fourth quarter of 2005 and 581,000 for the year ended December 31, 2005.  The Alamo Towers is located in the north-central market and is classified as Class B space.  The north-central market includes approximately 8,369,000 aggregate rentable square feet, of which approximately 15.2% was vacant.  Asking rates ranged from $20.99 for Class A space to $17.80 for Class B space.

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

          The tenants under leases for approximately 33,550 square feet of office space in New York have vacated the space.  Registrant has obtained possession of such space and commenced actions in New York State Supreme Court, New York County, to collect rent payments.  The tenants’ filings for protection under Chapter 11 of the U.S. Bankruptcy Code have stayed Registrant’s actions.  Registrant has filed proofs of claim in those bankruptcy proceedings.  Registrant has leased approximately 76.6% of such space to replacement tenants.

Item 4.	Submission of Matters to a Vote of Security-Holders.

          There were no matters submitted to a vote of Limited Partners or Unitholders and none were required to be submitted during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Security-Holder Matters and Issuer Purchases of Equity Securities.

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

          As of March 31, 2006, there were 1,917 Unitholders of record.

          Registrant did not make any cash distributions to investors for the fiscal years ended December 31, 2005 and 2004.

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

Purchases of Equity Securities by Registrant and its Affiliates

          Registrant and its affiliates did not purchase any Units during the fourth quarter of the fiscal year covered by this report (the quarter ended December 31, 2005).

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

Item 6.	Selected Financial Data.

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Operating Revenues	$8,132,706	$7,636,060	$8,820,149	$7,393,042	$9,011,892
Loss from Continuing Operations	$(2,309,923)	$(2,692,796)	$(3,235,295)	$(2,146,091)	$(231,253)
Loss from Continuing Operations Per Unit (1)	$(0.77)	$(0.89)	$(1.07)	$(0.71)	$(0.08)
Loss from Discontinued Operations (2)	$(2,350,535)	$(1,695,044)	$(4,722,553)	$(560,554)	$(1,445,294)
Loss from Discontinued Operations Per Unit (1)(2)	$(0.78)	$(0.56)	$(1.57)	$(0.19)	$(0.48)
Net Loss	$(4,660,458)	$(4,387,840)	$(7,957,848)	$(2,706,645)	$(1,676,547)
Net Loss Per Unit (1)	$(1.55)	$(1.46)	$(2.64)	$(0.90)	$(0.56)
Total Assets	$57,203,967	$73,000,305	$90,925,325	$97,372,747	$100,532,466
Long-Term Obligations	$30,321,986	$40,394,601	$54,193,343	$55,040,618	$55,879,036
Distributions Per Unit (1)(3)	$0.00	$0.00	$0.00	$0.00	$1.20

(1)	Per Unit numbers are based on 2,983,531 Units for all years.

(2)

Discontinued operations consist of the results of operations for the Directory Building and the Tumi Building, each of which was classified as “held for sale” in 2004, the Alamo Towers, which was classified as held for sale in 2005, and the Mercury Insurance Group Building, which was sold in 2005.  In accordance with its consolidated statement of operations, those results of operations are reflected as discontinued operations for all periods presented.  Loss from Discontinued Operations for the year ended December 31, 2003 includes impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building to fair value at December 31, 2003.  The Directory Building was sold in October 2004, the Tumi Building was sold in April 2005, and the Mercury Insurance Group Building was sold in December 2005.  Registrant has yet to sell the Alamo Towers.

(3)	Each year’s distributions include funds distributed after the end of the year which are attributable to that year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

          In the two years after September 11, 2001, Registrant experienced a loss of tenants at its properties (particularly 475 Fifth Avenue in New York and the Mercury Insurance Group Building in Oklahoma City), granted rent concessions and/or reduced rental rates in connection with obtaining lease extensions at the Directory Building in Las Colinas, Texas and at the Tumi Building in South Plainfield, New Jersey, and spent millions of dollars in capital improvements at the New York and San Antonio, Texas buildings, all of which have affected Registrant’s liquidity.  Historically, Registrant had looked to cash flow from operations, the Fleet Loan (a line-of-credit mortgage loan), and working capital to provide liquidity.  However, Registrant’s rental revenues declined and its ability to generate additional revenues from new tenants is now dependent upon Registrant’s ability to fund tenant improvements and leasing commissions associated with any new leases.  In addition, Registrant exhausted its borrowing capacity.  Finally, Registrant has depleted most of its working capital while it has increased its accounts payable and accrued expenses.

          In connection with Registrant’s plan to increase its liquidity, Registrant sold the Directory Building (October 2004) and the Tumi Building (April 2005) and, in August 2005, amended and increased its line-of-credit loan (the “Bank of America Loan”) with Bank of America, N.A. (a successor to Fleet Bank).  In December 2005, Registrant sold the Mercury Insurance Group Building and paid in full the outstanding principal balance and accrued interest of the Bank of America Loan.  Registrant has used, and is continuing to use, the proceeds from these transactions to augment working capital, including the funding of tenant improvements and leasing commissions at its properties and reducing accounts payable and accrued expenses.  Registrant has also sought to conserve cash by limiting expenses and has been more aggressively pursuing new tenants at its properties.

Liquidity and Capital Resources

          Demands on Liquidity and Capital Resources.

          The difficulties at Registrant’s properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn abated in 2004 and Registrant’s operations have since improved.  One of the retail tenants in New York, with an approximate annual base rent of $420,000, has been unreliable in making lease payments.  The tenant filed for bankruptcy protection to avoid eviction but the petition has been dismissed and the tenant paid all past due amounts to Registrant.  However, the tenant has since fallen behind again on its lease payments which, if not cured, may lead Registrant to bring an eviction action.  In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases, with an aggregate annual rent of approximately $1,244,000, from tenants that vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Registrant has filed proofs of claim in those bankruptcy proceedings and has leased approximately 76.6% of that space to replacement tenants.

          Registrant has been accelerating its pace of leasing vacant space in the New York building. Registrant entered into new leases for office space with aggregate annual rents of approximately $878,000 (2004) and $1,226,000 (2005).  In August 2003, Registrant entered into a lease for retail space at the New York building for a term of 12 years, 9 months at an initial annual rent of $660,000; the tenant commenced paying rent in May 2004.

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

          Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values.  During 2004, Registrant funded approximately $1,544,000 of building and tenant improvements (primarily in New York and Oklahoma City) and $431,000 in leasing commissions.  During 2005, Registrant incurred obligations aggregating approximately $1,869,000 for building and tenant improvements and $504,000 of leasing commissions in connection with new and extended leases at its properties.  Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $700,000).  These additional capital improvements are expected to be made over several years.

          The loss of rental payments from terminated and amended leases at its buildings and the tenant improvement allowances that Registrant has incurred and can be expected to continue to pay to secure replacement tenants have placed, and will continue to place, demands on Registrant’s liquidity and capital resources.

          Liquidity and Sources of Cash.

          At December 31, 2005, Registrant had cash and receivables of approximately $1,008,000 as contrasted to accounts payable and accrued expenses of approximately $3,836,000 and amounts due to general partners of approximately $1,460,000.  Its operations presently generate sufficient cash to meet its expenses as they come due, and Registrant projects that its current operations will continue to do so over the twelve month period ending February 28, 2007.  During the year ended December 31, 2005, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) decreased by approximately $751,000 and amounts due to the General Partners decreased by approximately $593,000.  The sales of the Directory Building in October 2004, the Tumi Building in April 2005, and the Mercury Insurance Group Building in December 2005 enabled Registrant to partially pay down those obligations, in contrast to its deferrals of payables in prior periods, the effect of which had been to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  Registrant intends to use any positive cash flow from operations and the net proceeds of any additional sales of its properties to reduce accounts payable and accrued expenses and deferred fees and to fund tenant improvements and leasing commissions at its properties.  There can be no assurance that Registrant will generate the cash flow or proceeds necessary to fund all of its needs.

          Registrant’s operations (including from the Tumi Building and the Alamo Towers, each of which was classified “held for sale,” and from the Mercury Insurance Group Building, which was sold in December 2005) used net cash of approximately $3,094,000 in the year ended December 31, 2005 as contrasted to net cash used of approximately $222,000 in 2004.  This $2,872,000 difference in cash flows is attributable primarily to the following items of decreased cash flow from operations:  the approximate $1,518,000 difference between a net loss, adjusted for depreciation, amortization, bad debt expense, loss on sale of real estate, and deferred rent receivable, in 2005 as contrasted to cash provided in 2004, and the approximate $1,419,000 difference between a decrease in amounts due to the general partners in 2005 as contrasted to an increase in 2004.  Investing activities generated cash of approximately $13,772,000 in 2005 (including proceeds from the sale of the Tumi Building and the Mercury Insurance Group Building) as contrasted to net cash generated in 2004 of approximately $13,699,000 (including proceeds from the sale of the Directory Building).  Net cash used in financing activities approximated $10,214,000 in 2005 as contrasted to approximately $13,823,000 in 2004 which, for 2005, reflected the satisfaction in full of the Bank of America Loan in 2005 from proceeds of the sale of the Tumi Building and the Mercury Insurance Group Building and the $3,000,000 loan advance under the Bank of America Loan in August 2005 and, for 2004, reflected the partial paydown of the Fleet Loan in 2004 from proceeds of the sale of the Directory Building.

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

          In April 2005, Registrant sold the Tumi Building in South Plainfield, New Jersey for $9,750,000.  Fleet accepted approximately $6,524,000 from the proceeds of such sale (including interest earned on such sale proceeds) as a pay down of the Fleet Loan.  Registrant granted the purchaser a credit against the purchase price in the amount of $310,000 and paid (i) sales commissions and other closing costs aggregating approximately $454,700 and (ii) outstanding real estate taxes and leasing commissions related to the Tumi Building totaling approximately $335,700, so that Registrant received net proceeds of approximately $2,132,000 from the sale of the Tumi Building.  Registrant used such net sales proceeds to finance tenant improvements and leasing commissions and to reduce accounts payable and accrued expenses.

          In August 2005, Registrant entered into an Exclusive Sales Listing Agreement with respect to the Alamo Towers.  Registrant has solicited offers to purchase that property, but has yet to enter into a binding agreement to sell the building.  There is no assurance that it will be able to sell the Alamo Towers on acceptable terms.

          In December 2005, Registrant sold the Mercury Insurance Group Building in Oklahoma City, Oklahoma for a gross sales price of $7,000,000.  Registrant used approximately $6,079,800 of the sale proceeds to satisfy in full the principal balance and accrued interest of the Bank of America Loan.  Registrant granted the purchaser a credit against the purchase price in the amount of $100,000 and paid (i) sale commissions and other closing costs aggregating approximately $230,100, (ii) outstanding leasing commissions, tenant improvements to be performed, and real estate taxes aggregating $99,200, and (iii) Bank of America’s attorneys’ fees in the approximate amount of $3,400, so that Registrant received net proceeds of approximately $487,500 from the sale of the Mercury Insurance Group Building.

          Registrant is more aggressively pursuing new tenants at its properties.  It retained Williams Real Estate Co. Inc. in February 2004 to act as its exclusive rental agent in New York.  During 2004, it entered into new office leases at 475 Fifth Avenue aggregating approximately 26,380 square feet of space at an approximate annual base rent of $878,000 (after free rent periods).  In 2005, Registrant leased approximately 35,940 square feet of office space at an approximate annual base rent of $1,226,000 (after free rent periods) at the New York building.  In June 2004, Registrant leased to Mercury Insurance approximately 51,200 square feet of space that had been vacated by Marathon, at an approximate annual fixed rent of $486,350.

          Distributions.

          Registrant was forced to suspend distributions for each of the four quarters of 2005 and 2004.  The level of distributions in the future will be dependent upon Registrant’s ability to increase its operating income, which will entail numerous factors, including securing replacement tenants at 475 Fifth Avenue and funding additional tenant and capital improvements. Registrant cannot yet estimate when it will resume distributions to Unitholders.  There is no assurance as to the level of any resumed distributions or the date of any such resumption.

          Registrant has generally intended to distribute its available cash from operations to Unitholders, subject to suspension (as is presently the case) or reduction to meet capital requirements.  In the future, Registrant may opt for special distributions if and to the extent proceeds from the sale of properties, after provision for necessary tenant improvements, other capital improvements, and leasing commissions, exceeds Registrant’s capital requirements.  As Registrant moves toward the ultimate sale of its properties, which must occur no later than December 31, 2010, Registrant’s goals will be to increase occupancy and rental revenue at its remaining properties so as to maximize selling prices.

Results of Operations

2005 versus 2004

          Rental revenue in 2005 increased by 12.4% from 2004 primarily because of new leases signed at the New York building and a rent increase at the California property.  Other income decreased by 82.8% from 2004 to 2005 because of the following 2004 items:  a refund of real estate taxes relating to prior years of approximately $176,000; and the release of reserves established in prior years relating to tenants that had previously vacated the New York building.

          Depreciation increased by 7.0% from 2004 to 2005 because of tenant improvements made at the New York building in connection with new leases.  Amortization increased by 25.5% primarily because of the amortization of commissions and legal fees paid in 2004 for leases at the New York property.  Property operating costs increased by 4.2% in 2005 primarily as a result of increases in utilities and maintenance at the New York property.  Management fees increased by 8.5% in 2005 from 2004 due to the increase in rental revenue at the New York and California properties.  Professional fees increased by 52.4% from 2004 to 2005 because of increases in fees for financial reporting and tax preparation.  Bad debt expense decreased by 98.5% from 2004 to 2005 because of the write-off in 2004 of deferred rent receivable from tenants that vacated the New York property.

          Loss from discontinued operations in 2005 is attributable to the Tumi Building, the Mercury Insurance Group Building, and the Alamo Towers and loss from discontinued operations in 2004 is attributable to the Tumi Building, the Alamo Towers, the Mercury Insurance Group Building, and the Directory Building.  Registrant’s loss from discontinued operations increased by 38.7% from 2004 to 2005 primarily because of an aggregate loss of approximately $1,134,000 on the sale of the Tumi Building and the Mercury Insurance Group Building.  In compliance with the adoption of Statement 144, Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss increased by 6.2% from 2004 to 2005.  The increase in Registrant’s net loss was primarily attributable to the loss in 2005 on the sale of the Tumi Building and the Mercury Insurance Group Building.

          2004 versus 2003

          Rental revenue in 2004 decreased by 13.0% from 2003, despite new leases signed in 2003 and 2004 at the New York building, because of vacancies and an early lease termination at the New York building in 2003 and a rent reduction commencing in September 2003 at the LightCross Building in Monterey Park, California.  Registrant realized lease cancellation income in 2003 in the amount of $500,000 from an office tenant in the New York property; there was no such income in 2004.  Other income, which increased by 467.2% from 2003 to 2004, consists of a refund of real estate taxes relating to prior years of approximately $176,000, the release of reserves established in prior years relating to tenants that had previously vacated the New York building, and the collection of New York tenant receivables that had previously been written-off.

          Amortization decreased by 48.1% primarily because of the amortization in full in 2003 of commissions relating to terminated leases at the New York property.  Management fees decreased by 15.5% in 2004 from 2003 due to the decrease in rental revenue.  Professional fees increased by 25.0% from 2003 to 2004 primarily because of audit fees accrued in 2004 for the years ended December 31, 2001, 2002, 2003, and 2004 as a result of the resignation of Registrant’s previous auditor and engagement of its current principal accountant.  Bad debt expense decreased by 74.3% in 2004 from 2003 due to the write-off of receivables from tenants in the New York building.  General and administrative expenses increased by 2.8% in 2004 from 2003 due to increases in transfer agent and tax preparation costs.

          Loss from discontinued operations is attributable to the Directory Building and the Tumi Building, which were classified as held for sale in 2004, the Alamo Towers, which was classified as held for sale in 2005, and the Mercury Insurance Group Building, which was sold in 2005.  Registrant’s loss from discontinued operations decreased by 64.1% from 2003 to 2004 primarily because of impairment write-downs of the Directory Building and the Tumi Building aggregating $4,530,000 in 2003 and a reduction in depreciation and amortization expense in 2004, as depreciation and amortization was discontinued after those properties were classified as “held for sale.”  In compliance with the adoption of Statement of Financial Accounting Standards No. 144 (“Statement 144”), Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

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

          Valuation of Properties Held for Use and Sale.

          On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell.  Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period.  These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the year ended December 31, 2003, Registrant recorded impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building.  For the years ended December 31, 2005 and 2004, no impairment losses were recognized.  See Item 8.  Financial Statements and Supplementary Data – Note 4.  Investments in Real Estate for a discussion of the impairment write-down for those properties.

          Bad Debts.

          Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries; however, as of December 31, 2005, Registrant has determined that no allowance for doubtful accounts was necessary. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

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

Contractual Obligations

          The table below provides information as of December 31, 2005 with respect to Registrant’s known contractual obligations.

	Payment due by period[1]

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$30,321,986	$361,641	$813,358	$29,146,987	$-0-
Total[2]	$30,321,986	$361,641	$813,358	$29,146,987	$-0-

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

          Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

          Registrant’s sole remaining mortgage loan is the 475 Loan, a fixed rate debt instrument.  The average interest rate on Registrant’s debt increased from 7.26% at December 31, 2004 (which included the Bank of America Loan, a variable rate debt instrument) to 8.27% at December 31, 2005.  Registrant does not have any other material market-sensitive financial instruments.  It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

[1]	Payments due exclude interest payments due under long-term debt obligation.
[2]

As of December 31, 2005, Registrant had no Capital Lease Obligations, Operating Lease Obligations, Purchase Obligations, or Other Long-Term Liabilities reflected on Registrant’s balance sheet under GAAP.  Registrant’s lease for approximately 3,550 square feet of office space at 475 Fifth Avenue at a current base rent of $39.75 per square foot is not considered an Operating Lease Obligation because Registrant is both landlord and tenant under that lease.  This table does not include management fees payable to the General Partners as described in Item 13 below. The General Partners have deferred such fees to the extent necessary for Registrant to meet its obligations; amounts due to the General Partners do not bear interest and are not subject to fixed payment terms.

          The table below provides information as of December 31, 2005 about Registrant’s debt instruments that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date

	2006	2007	2008	2009	Total	Fair Value

Secured Fixed	$362	$393	$420	$29,147	$30,322	$32,981
Average interest rate	8.27%	8.27%	8.27%	8.27%	8.27%

          Registrant believes that the interest rates given in the table for fixed rate borrowings are above the rates Registrant could currently obtain for instruments of similar terms and maturities.  The fair values of such instruments are estimated using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at December 31, 2005 (estimated at 5.26% per annum).  An increase of 1% in market rates would reduce the fair value of Registrant’s fixed rate borrowings by approximately $1,028,000.  A 1% decrease in market rates would increase such fair value by approximately $1,065,000.

Item 8.	Financial Statements and Supplementary Data.

          See list of Financial Statements and Financial Statement Schedules at page F-2, filed as part of this report.

Quarterly Results of Operations (Unaudited)

	2005

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

	(Thousands of dollars, except per unit data)
Total revenues	$1,785	$1,951	$2,184	$2,212
Total expenses	$2,419	$2,757	$2,538	$2,727
Loss from continuing operations	$(634)	$(806)	$(354)	$(515)
Loss from discontinued operations (1)	$(153)	$(857)	$(261)	$(1,080)
Net loss	$(787)	$(1,663)	$(615)	$(1,595)
Net loss per Unit	$(0.26)	$(0.55)	$(0.20)	$(0.53)

	2004

	Three Months Ended

	March 31	June 30	Sept. 30	Dec. 31

	(Thousands of dollars, except per unit data)
Total revenues	$2,381	$1,730	$1,826	$1,699
Total expenses	$3,000	$2,386	$2,460	$2,483
Loss from continuing operations	$(619)	$(656)	$(634)	$(784)
Income/loss from discontinued operations (1)	$74	$(97)	$(411)	$(1,261)
Net loss	$(545)	$(753)	$(1,045)	$(2,045)
Net loss per Unit	$(0.18)	$(0.25)	$(0.35)	$(0.68)

(1)

Discontinued operations consist of the results of operations for the Directory Building and the Tumi Building, each of which was classified as “held for sale” in 2004, the Alamo Towers, which was classified as “held for sale” in 2005, and the Mercury Insurance Group Building, which was sold in 2005.  In accordance with its consolidated statement of operations, those results of operations are reflected as discontinued operations for all periods presented.

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

          The directors and executive officers of the Corporate General Partner are as follows:

Name	Age	Position	Officer/ Director Since

Robert F. Gossett, Jr.	62	President, Treasurer and Director	1994
Pauline G. Gossett	62	Secretary	1994

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

          Registrant employs the following employees who make significant contributions to the business of Registrant:

Name	Age	Position	Employee Since

Dominick Proscia	41	Property Manager	1996
Veronica Rios	41	Property Manager	1999
Madeline Matlak	40	Fund Administrator	1994
Tom Fillmore	63	Property Manager/Leasing Agent	2003

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

          Tom Fillmore was the Property Manager/Leasing Agent for the Mercury Insurance Group Building and, since the sale of that building, has remained as a Property Manager for the Alamo Towers.  Mr. Fillmore has been a property manager for the past 20 years, including 11 years at Registrant’s Mercury Insurance Group Building.  He has been a property manager for Trammell Crow Company (1997 to 2003 for various types of commercial buildings), Sentinel Real Estate Corporation (1992 to 1997 for a high-rise office building), Swearingen Management (1987 to 1992 for an office building), and The Horne Company (1984 to 1987 for an office building and an industrial warehouse).  Mr. Fillmore also worked as a real estate insurance manager for Wilson Foods for 22 years.  He received a B.B.A. degree in real estate from Central State University (now Central Oklahoma University).

Involvement in Certain Legal Proceedings.  In 2005, a receiver was appointed by a court for an office building located in St. Paul, Minnesota that is owned by a limited partnership that is indirectly controlled by Mr. Gossett.  The appointment of the receiver was initiated by the holder of mortgage debt in connection with a foreclosure action.

Section 16(a) Beneficial Ownership Compliance.  Based solely upon its review of copies of Forms 3, 4, and 5 received by it during 2005, and written representations from reporting persons that no other Forms 5 were required for such persons for 2005, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 2005 and prior years were complied with on a timely basis except as previously reported.

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

Summary Compensation Table

	Year	Share of Adjusted Cash From Operations	Management Fees	Leasing Commissions	Expense Reimbursement

Corporate General Partner	2005	$-0-	$530,888	$-0-	$20,000
Individual General Partner	2005	$-0-	$132,722	$-0-	$5,000
Corporate General Partner	2004	$-0-	$668,842	$-0-	$40,000
Individual General Partner	2004	$-0-	$167,210	$-0-	$10,000
Corporate General Partner	2003	$-0-	$718,749	$-0-	$40,000
Individual General Partner	2003	$-0-	$179,687	$-0-	$10,000

See Item 13 - “Certain Relationships and Related Transactions” for a discussion of the above compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The following table sets forth information as of March 31, 2006 as to persons known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant.

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

          The following table sets forth information as of March 31, 2006 with respect to the beneficial ownership of Units of Registrant by (i) each of the General Partners, (ii) each of the directors and executive officers of the Corporate General Partner, and (iii) all General Partners and executive officers and directors of the Corporate General Partner, as a group.

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

          In 2005, the General Partners received no distributions of adjusted cash from operations.  For the year ended December 31, 2005, $46,605 (1%) of Registrant’s net loss was allocated to the General Partners ($37,284 to the Corporate General Partner and $9,321 to the Individual General Partner).

          The General Partners or their affiliates are also entitled to receive:  a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from operations less the asset management fee; an asset management fee for managing Registrant’s funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property management services for Registrant’s properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for net leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases.  During the year ended December 31, 2005, the General Partners earned an aggregate of $663,610 of such management fees ($530,888 to the Corporate General Partner and $132,722 to the Individual General Partner), the receipt of all of which was deferred.

          The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at the following rates:  (i) in the case of a property leased long-term (10 or more years) net (or similar) basis, 1% of annual gross revenues; and (ii) in the case of other properties, a fee, not to exceed the competitive rate charged by others rendering similar services in the same geographical area, not greater than 6% of annual gross revenues where the General Partners or their affiliates perform leasing, re-leasing and related leasing services, or 3% of annual gross revenues where they do not perform any such services.  If a long-term net (or similar) lease is terminated for any reason and the General Partners or their affiliates perform leasing, re-leasing or leasing related services, they will be entitled to a leasing fee of 3% of the gross revenue for the first five years of each replacement lease signed.  During the year ended December 31, 2005, no such fees were paid to the General Partners.

          During the year ended December 31, 2005, the General Partners were also entitled to reimbursement for expenses incurred in connection with Registrant’s operations aggregating $25,000 ($20,000 to the Corporate General Partner and $5,000 to the Individual General Partner).

          As of December 31, 2005, Registrant was indebted to the General Partners in the amount of $1,460,051 for deferred and unpaid fees.

Item 14.	Principal Accountant Fees and Services.

          The firm of BDO Seidman, LLP is Registrant’s current independent auditors.  Fees paid to BDO Seidman, LLP for each of the fiscal years ended December 31, 2005 and 2004 were as follows:

          Audit Fees.  Fees for audit services provided by BDO Seidman, LLP for the years ended December 31, 2005 and 2004 aggregated $139,000, of which $109,000 was paid in 2005 and $30,000 was paid in 2006.  Audit services consisted solely of the audit of Registrant’s consolidated financial statements.

Audit-Related Fees. There were no fees for audit-related services provided during the years ended December 31, 2005 and 2004 by BDO Seidman, LLP.

          Tax Fees.  Other than $17,500 in fees for tax return review and New York real estate tax certiorari and appeal provided by BDO Seidman, LLP, there were no fees for tax services provided during the years ended December 31, 2005 and 2004 by BDO Seidman, LLP.

All Other Fees. There were no other fees during the years ended December 31, 2005 and 2004 for products or services provided by BDO Seidman, LLP.

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

10.(a)	Property Management Agreement, incorporated by reference to Exhibit 10B to the Registration Statement.

(b)	Splitter Agreement dated as of August 9, 1999 between Fleet Bank and Registrant.[1]

(c)	Demand Note dated August 9, 1999 made by Registrant.[1]

(d)	Assignment of Mortgages and Note dated as of August 9, 1999 made by Registrant with respect to 475 Fifth Avenue. [1]

(e)	Consolidated and Restated Promissory Note dated August 9, 1999 made by 475 Fifth Avenue Limited Partnership. [1]

[1]	Incorporated by reference to Exhibits 10 (v), (w), (x), (y), (z), (aa), (bb), and (cc) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(f)	Mortgage Consolidation, Assignment of Rents, Security Agreement and Fixture Filing made as of August 9, 1999 by 475 Fifth Avenue Limited Partnership to and for the benefit of Heller Financial, Inc.[1]

(g)	Letter Agreement dated August 9, 1999 made by Robert F. Gossett, Jr. to and for the benefit of Heller.[1]

(h)	Manager’s Agreement, Subordination and Consent to Assignment dated as of August 9, 1999 made by Registrant to and for the benefit of Heller.[1]

(i)	Hazardous Substance Indemnification Agreement dated as of August 9, 1999 made by 475 Fifth Avenue Limited Partnership and Robert F. Gossett, Jr. to and for the benefit of Heller.[1]

(j)	Lease dated as of November 17, 2000 between Registrant and LightCross, Inc. with respect to the LightCross Building.[2]

(k)

Purchase and Sale Agreement dated as of September 7, 2004 between Registrant and FSP 5601 Executive Drive Limited Partnership with respect to the Directory Building, incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated September 8, 2004.

[2]	Incorporated by reference to Exhibit 10 (dd) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(l)

Lease Agreement dated June 16, 2004 between Registrant and Mercury Insurance Services, LLC with respect to the Mercury Insurance Group Building, incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K dated June 18, 2004.

(m)

Purchase and Sale Agreement dated as of January 28, 2005 between Registrant and Vision Systems Group, Inc. with respect to the Tumi Building, incorporated by reference to Exhibit 2 to Registrant’s Current Report on Form 8-K dated January 31, 2005.

(n)

Amendment to Purchase and Sale Agreement dated as of March 29, 2005 between Registrant and Vision Systems Group, Inc. with respect to the Tumi Building, incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated April 25, 2005.

(o)	First Amendment to Amended and Restated Secured Promissory Note dated as of August 9, 2005 between Bank of America, N.A., and Registrant.[3]

(p)	First Amendment to Amended and Restated Loan Agreement dated as of August 9, 2005 between Bank of America, N.A., and Registrant.[3]

[3]	Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, and 10.7 to Registrant’s Current Report on Form 10-K dated August 9, 2005.

(q)

Fourth Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of August 9, 2005 between Registrant and Bank of America, N.A., with respect to the Mercury Insurance Group Building.[3]

(r)

Fourth Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of August 9, 2005 between Registrant and Bank of America, N.A., with respect to the LightCross Building.[3]

(s)	Third Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of August 9, 2005 between Registrant and Bank of America, N.A., with respect to the Alamo Towers.[3]

(t)	Control Account Agreement dated as of August 9, 2005 between Registrant and Bank of America, N.A.[3]

(u)	Confirmation of Environmental Compliance and Indemnification Agreement dated as of August 9, 2005 between Registrant and Bank of America, N.A.[3]

(v)

Purchase and Sale Agreement dated as of November 11, 2005 between Registrant and Mercury Casualty Company incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K, dated November 11, 2005.

(w)

Amendment to Purchase and Sale Agreement dated as of December 22, 2005 between Registrant and Mercury Casualty Company incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated December 22, 2005.

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

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

	By:	1345 REALTY CORPORATION
as Corporate General Partner

Dated: April 14, 2006	By:	/s/ Robert F. Gossett, Jr.

ROBERT F. GOSSETT, JR.,
President

Dated: April 14, 2006	By:	/s/ Robert F. Gossett, Jr.

ROBERT F. GOSSETT, JR.
Individual General Partner

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.

1345 REALTY CORPORATION

Dated: April 14, 2006	By:	/s/ Robert F. Gossett, Jr.

Robert F. Gossett, Jr.
President, Director

Dated: April 14, 2006	By:	/s/ Pauline G. Gossett

Pauline G. Gossett
Secretary

Report of Independent Registered Public Accounting Firm

To the Partners of
Corporate Realty Income Fund I, L.P.

We have audited the accompanying consolidated balance sheets of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2005.  We have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards generally accepted by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Corporate Realty Income Fund I, L.P. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York
March 24, 2006

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Real estate, at cost:
Land	$7,250,126	$7,250,126
Buildings and improvements	29,855,470	29,451,977
Tenant improvements	9,607,038	8,566,202
Equipment and furniture	107,858	107,858

	46,820,492	45,376,163
Less accumulated depreciation	(11,915,288)	(10,276,719)

	34,905,204	35,099,444
Assets associated with real estate held for sale	15,689,226	32,861,792
Cash and cash equivalents	752,059	287,173
Accounts receivable	226,054	139,048
Deferred rent receivable	2,250,207	1,449,739
Deferred financing costs, net of accumulated amortization of $528,213 in 2005 and $444,811 in 2004	305,804	407,535
Lease commissions and deferred legal fees, net of accumulated amortization of $1,425,293 in 2005 and $1,126,781 in 2004	1,689,814	1,541,294
Escrow deposits	363,452	345,177
Deposits and other assets	1,022,147	869,103

Total assets	$57,203,967	$73,000,305

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$2,918,504	$2,933,378
Mortgage loans payable	30,321,986	30,654,638
Due to general partners	1,282,239	856,459
Other liabilities	1,058,078	654,122
Obligations associated with real estate held for sale	1,318,954	12,937,044

Total liabilities	36,899,761	48,035,641

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	171,153	217,758
Cash distributions	(684,596)	(684,596)

	(512,443)	(465,838)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2005 and 2004)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	16,943,836	21,557,689
Accumulated cash distributions	(67,852,043)	(67,852,043)

	20,816,649	25,430,502

Total partners’ capital	20,304,206	24,964,664

Total liabilities and partners’ capital	$57,203,967	$73,000,305

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2005	2004	2003

Revenue:
Rental	$8,051,470	$7,162,782	$8,236,712
Lease cancellation	—	—	500,000
Interest and other income	81,236	473,278	83,437

	8,132,706	7,636,060	8,820,149

Expenses:
Interest	2,555,244	2,589,106	2,606,241
Depreciation	1,638,569	1,530,728	1,504,920
Amortization	400,243	318,956	615,018
Property operations	4,159,512	3,992,767	3,951,933
Management fees - affiliate	425,780	392,290	464,169
Professional fees	835,335	548,025	438,579
Bad debt expense	7,848	530,000	2,059,239
General and administrative	420,098	426,984	415,345

	10,442,629	10,328,856	12,055,444

Loss from continuing operations	(2,309,923)	(2,692,796)	(3,235,295)
Loss from discontinued operations	(2,350,535)	(1,695,044)	(4,722,553)

Net loss	$(4,660,458)	$(4,387,840)	$(7,957,848)

Net loss allocated:
General partners	$(46,605)	$(43,878)	$(79,578)
Limited partners	(4,613,853)	(4,343,962)	(7,878,270)

	$(4,660,458)	$(4,387,840)	$(7,957,848)

Net loss per unit of limited partnership interests:
Continuing operations	(0.77)	(0.89)	(1.07)
Discontinued operations	(0.78)	(0.56)	(1.57)

Net loss per unit of limited partnership interests	$(1.55)	$(1.46)	$(2.64)

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIT)

	Total	General Partners	Limited Partners

Partners’ capital (deficit) at December 31, 2002	$37,310,352	$(342,382)	$37,652,734
Net loss	(7,957,848)	(79,578)	(7,878, 270)

Partners’ capital (deficit) at December 31, 2003	29,352,504	(421,960)	29,774,464
Net loss	(4,387,840)	(43,878)	(4,343,962)

Partners’ capital (deficit) at December 31, 2004	24,964,664	(465,838)	25,430,502
Net loss	(4,660,458)	(46,605)	(4,613,853)

Partners’ capital (deficit) at December 31, 2005	$20,304,206	$(512,443)	$20,816,649

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2005	2004	2003

Operating activities:
Net loss	$(4,660,458)	$(4,387,840)	$(7,957,848)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,905,278	3,881,941	4,955,023
Bad debt expense	124,709	1,123,533	2,149,495
Loss (gain) on sale of real estate	1,133,676	65,871	(45,582)
Impairment loss	—	—	4,530,000
Deferred rent receivable	(763,257)	(425,809)	(777,186)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(116,715)	208,240	(1,080,072)
Notes receivable	4,259	3,833	113,961
Lease commissions and deferred legal fees	(526,539)	(785,021)	(1,545,383)
Escrow deposits	(49,931)	(222,923)	95,455
Deposits and other assets	(81,413)	54,974	(44,371)
Increase (decrease) in:
Accounts payable and accrued expenses	(751,129)	(740,267)	2,549,536
Due to general partners	(593,390)	825,852	226,936
Other liabilities	281,253	175,977	(373,189)

Total adjustments	1,566,801	4,166,201	10,754,623

Net cash (used in) provided by operating activities	(3,093,657)	(221,639)	2,796,775

Investing activities:
Decrease (increase) in escrow deposits	31,656	(48,171)	231,075
Proceeds from sale of real estate	15,618,290	15,541,974	—
Capital and tenant improvements	(1,877,687)	(1,794,760)	(2,812,040)

Net cash provided by (used in) investing activities	13,772,259	13,699,043	(2,580,965)

Financing activities:
Financing costs	(141,101)	(24,443)	(55,949)
Mortgage proceeds	3,000,000	—	—
Repayments of mortgage loans payable	(13,072,615)	(13,798,742)	(847,275)

Net cash used in financing activities	(10,213,716)	(13,823,185)	(903,224)

Net increase (decrease) in cash and cash equivalents	464,886	(345,781)	(687,414)
Cash and cash equivalents at beginning of year	287,173	632,954	1,320,368

Cash and cash equivalents at end of year	$752,059	$287,173	$632,954

See accompanying notes.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005

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

There were no unit redemptions during 2005, 2004 and 2003.

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
Notes to Consolidated Financial Statements
December 31, 2005 (continued)

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying balance sheets.  Accordingly, rental income for the years ended December 31, 2005, 2004 and 2003 includes $763,257, $393,141, and $(531,595), respectively, of income on the straight-line basis over/(under) the actual amount billed.

During 2005, 2004, and 2003, the Partnership wrote off deferred rent receivable of approximately $116,772, $993,330, and $0, respectively, relating to tenant bankruptcies and tenants vacating properties prior to the expiration of their lease terms.  The write-offs, net of termination fees collected from former tenants, are included in bad debt expense in the accompanying consolidated statements of operations and in discontinued operations.

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

	Year ended December 31,

	2005	2004	2003

Allowance for doubtful accounts, beginning of year	$-0-	$-0-	$-0-
Provision for bad debt expense	7,848	530,000	2,059,239
Write-offs	(7,848)	(530,000)	(2,059,239)

Allowance for doubtful accounts, end of year	$-0-	$-0-	$-0-

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005 (continued)

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
December 31, 2005 (continued)

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
Notes to Consolidated Financial Statements
December 31, 2005 (continued)

It is not practicable to determine the fair value of amounts due to general partners. The amounts due to the general partners do not bear interest and are not subject to fixed payment terms.

The carrying value of the variable rate mortgage loan payable portion of the Partnership’s debt approximated fair value at December 31, 2004 as such loan was variable rate debt that repriced frequently at terms currently available to the Partnership.  The Partnership repaid in full its variable rate mortgage loan in December 2005.

The fair value of the Partnership’s fixed rate long-term borrowings are estimated using discounted cash flow analysis, based on current borrowing rates for similar types of borrowing arrangements.  The carrying amount and fair value of the Partnership’s fixed rate long-term debt at December 31, 2005 was approximately $30,322,000 and $32,981,000, respectively. The carrying amount and fair value of such debt at December 31, 2004 was approximately $30,655,000 and $33,881,000, respectively.

Reclassification

Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation.  Such reclassifications involve the Directory Building in Las Colinas, Texas and the Tumi Building in South Plainfield, New Jersey, each of which was classified as “held for sale” in 2004, and the Alamo Towers in San Antonio, Texas and the Mercury Insurance Group Building in Oklahoma City, Oklahoma, each of which was classified as “held for sale” in 2005 (see Note 5).  The impact of these discontinued operations on the Partnership’s assets, liabilities, and results of operations is set forth in Note 5.

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
December 31, 2005 (continued)

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

Tumi Building

On April 25, 2005, the Partnership sold the Tumi Building for an adjusted gross sales price of $9,440,000. The Partnership utilized $6,517,500 of the sale proceeds to pay down the Fleet Loan.  The balance of net proceeds have been used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.  The Partnership recognized a loss of approximately $419,000 in 2005 on the sale of the Tumi Building.  The Partnership purchased the Tumi Building, an office building located in South Plainfield, New Jersey, and the five acres of underlying land on December 30, 1986. The property contains approximately 107,900 square feet of net rentable area.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005 (continued)

As a result of its impairment analysis, the Partnership recorded an impairment write-down of $2,635,000 to reduce the carrying amount of the property to fair value at December 31, 2003.

Mercury Insurance Group Building

On December 29, 2005, the Partnership sold the Mercury Insurance Group Building (formerly the Marathon Oil Building) for an adjusted gross sales price of $6,900,000.  The Partnership utilized approximately $6,079,800 of the sale proceeds to satisfy in full the principal balance and accrued interest of the Bank of America Loan.  The balance of net proceeds are being used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses.  The Partnership purchased the Mercury Insurance Group Building, located in Oklahoma City, Oklahoma, and the 6.1 acres of underlying land, on March 21, 1988.  The building contains approximately 91,500 net rentable square feet plus an 8,610 square foot basement.

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

As of December 31, 2005, the building was approximately 77.3% leased to various tenants under operating leases with remaining terms ranging from one to thirteen years.

In connection with the early termination of certain tenant leases, the Partnership recognized lease cancellation income of approximately $1,214,000 in the year ended December 31, 2003.

Alamo Towers

On March 17, 1997, the Partnership purchased an office building and the thirteen acres of underlying land located in San Antonio, Texas, for a purchase price, including capitalized closing and related costs, of approximately $12,002,000. The building contains approximately 193,900 net rentable square feet.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005 (continued)

As of December 31, 2005, the building was approximately 75.5% leased to various tenants under operating leases with remaining terms ranging from one to nine years.

In August 2005, the Partnership made a decision to market the Alamo Towers in San Antonio, Texas for sale.  The Partnership has solicited offers to purchase this property, but has yet to enter into an agreement to sell the property.  There is no assurance that it will be able to sell the Alamo Towers on acceptable terms.

5.	Discontinued Operations

In January 2004, the Partnership classified the Directory Building in Las Colinas, Texas as “held for sale.”  In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale.”  In August 2005, the Partnership classified the Alamo Towers in San Antonio, Texas as “held for sale.”  The Partnership sold the Directory Building in October 2004 and it sold the Tumi Building in April 2005.  In December 2005, the Partnership sold the Mercury Insurance Group Building in Oklahoma City, Oklahoma.  In accordance with SFAS 144, the results of operations for the Directory Building, the Tumi Building, the Alamo Towers, and the Mercury Insurance Group Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  The major classes of assets and liabilities of real estate held for sale as of December 31, 2005 and 2004 are as follows:

	December 31,

	2005	2004

ASSETS
Land	$2,408,000	$6,619,606
Buildings and improvements	14,735,299	35,396,890
Tenant improvements	2,270,414	5,155,927
Equipment and furniture	37,556	91,397
Accumulated depreciation	(4,102,816)	(15,571,096)
Accounts receivable	29,480	7,708
Notes receivable	18,199	22,459
Deferred rent receivable	—	153,983
Lease commissions and deferred legal fees	276,722	896,914
Deposits and other assets	16,372	88,004

Assets associated with real estate held for sale	$15,689,226	$32,861,792

LIABILITIES
Accounts payable and accrued expenses	$917,197	$1,653,450
Mortgage loans payable	—	9,739,963
Due to general partners	177,812	1,196,982
Other liabilities	223,945	346,649

Obligations associated with real estate held for sale	$1,318,954	$12,937,044

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005 (continued)

The following table summarizes the income and expense components that comprise net income from discontinued operations for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003

REVENUE
Rental	$3,176,346	$6,540,315	$7,407,373
Interest and other income	81,406	35,194	777,287

Total revenue	$3,257,752	$6,575,509	$8,184,660

EXPENSES
Interest*	$340,775	$690,445	$769,144
Depreciation and amortization	866,466	2,032,257	2,835,085
Property operating	2,876,776	4,364,685	4,338,461
Management fees - affiliate	237,830	443,762	434,267
Bad debt expense	116,861	593,533	90,256
General and administrative	35,903	80,000	(90,000)
Impairment loss	—	—	4,530,000

Total expenses	$4,474,611	$8,204,682	$12,907,213

Loss from discontinued operations	$(1,216,859)	$(1,629,173)	$(4,722,553)
Loss on sale of real estate	(1,133,676)	(65,871)	—

Loss from discontinued operations	$(2,350,535)	$(1,695,044)	$(4,722,553)

6.	Leases

Minimum future rentals from tenants at the Partnership’s properties, including those held for sale, under non-cancelable operating leases as of December 31, 2005 are approximately as follows:

2006	$8,904,000
2007	8,087,000
2008	6,788,000
2009	5,034,000
2010	4,297,000
Thereafter	20,092,000

Total	$53,202,000

* Interest expense was allocated to discontinued operations based upon the amount of debt that was required to be repaid upon the consummation of the sale.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005 (continued)

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 2005, 2004 and 2003, escalation charges amounting to approximately $901,000, $1,038,000, and $1,223,000, respectively, have been included in rental income.

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

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

From continuing operations:
Partnership management fees	$-0-	$-0-	$1,987
Property management fees	425,780	392,290	464,169
Administrative expenses	25,000	50,000	50,000

Total from continuing operations:	$450,780	$442,290	$516,156

From discontinued operations:
Property management fees	$237,830	$443,762	$432,280

There were no leasing commissions charged by the general partners in 2005, 2004 and 2003.  In addition, as of December 31, 2005, the general partners had deferred the receipt of all of the property management fees listed above that are attributable to continuing operations and were still owed an aggregate of $177,812 of the property management fees listed above that are attributable to discontinued operations for 2005 and 2004.  Such unpaid amounts are (i) reflected as amounts due to general partners and (ii) included in obligations associated with real estate held for sale in the accompanying consolidated balance sheets.  The amounts due to the general partners do not bear interest and the general partners have agreed to defer receipt of payment of such fees until such time as the general partners determine that the Partnership has sufficient funds to pay such fees.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005 (continued)

8.	Loans Payable

New York Loan

On August 9, 1999, the Partnership obtained a $32,000,000 fixed rate mortgage (the “New York Loan”). The loan is secured by the New York Building, matures on September 1, 2009, and bears interest on the outstanding balance, payable monthly, at a fixed rate of 8.27%. The terms of the note require monthly principal and interest payments of $240,855.  As of December 31, 2005, the outstanding balance of the loan was $30,321,986. The New York Loan can be prepaid in full and not in part, subject to a prepayment penalty. Pursuant to the New York Loan agreement, the Partnership had approximately $363,000 included in escrow deposits on December 31, 2005 of restricted funds for capital improvements, repairs and replacements, and real estate taxes.

Minimum future principal payments pursuant to the Partnership’s loan agreements (excluding discontinued operations) are as follows:

2006	$361,641
2007	393,157
2008	420,201
2009	29,146,987

Total	$30,321,986

Bank of America Loan

On August 9, 2005, the Partnership entered into amended loan documents with Bank of America, N.A., successor by merger to Fleet National Bank, to finance the outstanding balance of the Fleet Loan (approximately $3,104,000) plus an additional $3,000,000 advance for a term expiring on August 15, 2007.  On December 29, 2005, the Partnership repaid the balance of principal and accrued interest in the approximate amount of $6,079,800 of the amended loan (the “Bank of America Loan”) with proceeds from the sale of the Mercury Insurance Group Building (see Note 4).

Borrowings under the Bank of America Loan bore interest monthly at a rate, selected at the option of the Partnership at the time of the associated borrowing, based on (i) the prime rate plus .50% or (ii) the applicable LIBOR rate plus 2%.  The Bank of America Loan required monthly payments of interest plus principal payments equal to approximately $12,200.

The average rate of interest during 2005, 2004, and 2003 was approximately 5.31%, 3.46%, and 3.27%, respectively.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005 (continued)

9.	Supplemental Disclosure of Cash Flow Information

	2005	2004	2003

Cash paid during the year for interest	$2,932,715	$3,310,348	$3,384,159

10.	Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the “Plan”) in accordance with Section 401(k) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions.  For the years ended December 31, 2005, 2004 and 2003, the Partnership made contributions of $38,365, $45,260, and $37,100, respectively, to the Plan.

11.	Earnings and Distributions per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 2,983,531 (2005, 2004 and 2003) weighted average limited partnership units outstanding.

For each of the three years ended December 31, 2005, there were no partnership unit equivalents and, in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 2005 was computed based on the weighted average limited partnership units outstanding.

Distributions paid per limited partnership unit were $.00, $.00, and $.00 for the years ended December 31, 2005, 2004, and 2003, respectively.

Corporate Realty Income Fund I, L.P.
and Subsidiaries

Schedule III—Real Estate and Accumulated Depreciation

December 31, 2005

		Initial Cost (B)		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	Encumbrances (A)	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements	Total (C)	Accumulated Depreciation (D)	Date of Construction	Date Acquired	Life on Which Depreciation Is Computed

Office Building Monterey Park, CA	$—	$1,762,126	$2,459,141	$1,651,420	$1,762,126	$4,110,561	$5,872,687	$(1,906,098)	1985	7/10/1986	5 to 40 years
Office Building San Antonio, TX (E)	—	2,408,000	9,636,883	7,406,386	2,408,000	17,043,269	19,451,269	(4,102,816)	1975/1981	3/17/1997	5 to 40 years
Office Building New York, NY	30,321,986	5,488,000	21,951,998	13,507,807	5,488,000	35,459,805	40,947,805	(10,009,190)	1927	12/6/1996	5 to 40 years

	$30,321,986	$9,658,126	$34,048,022	$22,565,613	$9,658,126	$56,613,635	$66,271,761	$(16,018,104)

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2005 (continued)

Notes:

(A)	Encumbrances consist of a mortgage loan secured only by the New York property.

(B)

The initial cost to the Partnership represents the original purchase price of the properties net of purchase price adjustments, including amounts incurred subsequent to acquisition which were contemplated. The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.

(C)	Reconciliation Summary of Transactions – Real Estate Owned

	Years ended December 31,

	2005	2004	2003

Balance at beginning of year	$92,639,984	$117,821,243	$119,539,203
Net additions during the year	1,877,687	1,794,759	2,812,040
Cost of real estate sold	(28,245,910)	(26,976,018)	—
Impairment of long-lived assets	—	—	(4,530,000)

Balance at close of year	$66,271,761	$92,639,984	$117,821,243

The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2005 was approximately $66,905,448.

(D)	Reconciliation Summary of Transactions – Accumulated Depreciation

	Years ended December 31

	2005	2004	2003

Balance at beginning of year	$25,847,815	$34,462,877	$30,792,711
Depreciation charged to expense	2,265,129	2,753,111	3,670,166
Accumulated depreciation of real estate sold	(12,094,840)	(11,368,173)	—

Balance at close of year	$16,018,104	$25,847,815	$34,462,877

(E)

The San Antonio, Texas property was classified as “held for sale” in August 2005.  The assets and liabilities associated with real estate held for sale in the consolidated balance sheets relate to this property.