Form 10-Q
period 2006-03-31
CORPORATE REALTY INCOME FUND I L P
filed 2006-05-19
CIK 785898

OMB APPROVAL

OMB Number: 3235-0070 Expires: January 31, 2008 Estimated average burden hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES

-ii-

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and December 31, 2005

	March 31 2006	December 31 2005

	(Unaudited)
ASSETS
Real estate, at cost:
Land	$7,250,126	$7,250,126
Buildings and improvements	29,865,209	29,855,470
Tenant improvements	9,724,054	9,607,038
Equipment and furniture	107,858	107,858

	46,947,247	46,820,492
Less accumulated depreciation	(12,312,671)	(11,915,288)

	34,634,576	34,905,204
Assets associated with real estate held for sale	15,261,408	15,689,226
Cash and cash equivalents	421,932	752,059
Accounts receivable	262,899	226,054
Deferred rent receivable	2,303,181	2,250,207
Deferred financing costs, net of accumulated amortization of $549,066 in 2006 and $528,216 in 2005	284,954	305,804
Lease commissions and deferred legal fees, net of accumulated amortization of $1,500,494 in 2006 and $1,425,293 in 2005	1,772,452	1,689,814
Escrow deposits	808,921	363,452
Deposits and other assets	543,180	1,022,147

Total assets	$56,293,503	$57,203,967

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable and accrued expenses	$3,346,083	$2,918,504
Mortgage loans payable	30,225,828	30,321,986
Due to general partners	1,339,242	1,282,239
Other liabilities	1,057,814	1,058,078
Obligations associated with real estate held for sale	1,112,051	1,318,954

Total liabilities	37,081,018	36,899,761

Commitments and contingencies
Partners’ capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	160,236	171,153
Cash distributions	(684,596)	(684,596)

	(523,360)	(512,443)

Limited partners: ($25 per unit; 4,000,000 units authorized, 2,983,531 issued and outstanding in 2006 and 2005)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	15,863,032	16,943,836
Accumulated cash distributions	(67,852,043)	(67,852,043)

	19,735,845	20,816,649

Total partners’ capital	19,212,485	20,304,206

Total liabilities and partners’ capital	$56,293,503	$57,203,967

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenue:
Rental	$1,976,584	$1,718,992
Interest and other income	11,445	12,922

	1,988,029	1,731,914

Expenses:
Interest	625,723	632,697
Depreciation	397,383	382,213
Amortization	96,051	80,073
Property operations	1,094,114	1,046,935
Management fees – affiliate	112,471	98,329
Bad debt expense	—	2,659
General and administrative	253,255	177,410

	2,578,997	2,420,316

Loss from continuing operations	(590,968)	(688,402)
Loss from discontinued operations	(500,753)	(98,893)

Net loss	$(1,091,721)	$(787,295)

Net loss allocated:
General partners	$(10,917)	$(7,873)
Limited partners	(1,080,804)	(779,422)

	$(1,091,721)	$(787,295)

Net loss income per unit of limited partnership interests:
Continuing operations	(0.20)	(0.23)
Discontinued operations	(0.17)	(0.03)

Net loss per unit of limited partnership interests	$(0.36)	$(0.26)

Distribution per unit of limited partnership interests	$—	$—

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
(Unaudited)

	2006	2005

Operating activities:
Net loss	$(1,091,721)	$(787,295)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	493,434	736,153
Bad debt expense	—	2,659
Impairment loss	600,000	—
Deferred rent receivable	(52,974)	(60,128)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(48,505)	74,077
Notes receivable	426	851
Lease commissions and deferred legal fees	(197,881)	(104,024)
Escrow deposits	(433,381)	(425,666)
Deposits and other assets	488,790	465,220
Increase (decrease) in:
Accounts payable and accrued expenses	426,007	160,670
Due to general partners	(120,809)	127,626
Other liabilities	(27,782)	129,602

Total adjustments	1,127,325	1,107,040

Net cash provided by operating activities	35,604	319,745

Investing activities:
Increase in escrow deposits	(12,088)	(12,076)
Capital and tenant improvements	(257,485)	(288,848)

Net cash used in investing activities	(269,573)	(300,924)

Financing activities:
Repayments of mortgage loans payable	(96,158)	(147,543)

Net cash used in financing activities	(96,158)	(147,543)

Net decrease in cash and cash equivalents	(330,127)	(128,722)
Cash and cash equivalents at beginning of period	752,059	287,173

Cash and cash equivalents at end of period	$421,932	$158,451

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1.       General

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the “Partnership” or the “Registrant”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

          The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant’s annual report on Form 10-K for the year ended December 31, 2005.

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

2.       Revenue Recognition

          Rental revenue is recognized on a straight-line basis over the terms of the leases.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying consolidated balance sheets.  Accordingly, rental income for the three months ended March 31, 2006 and 2005 includes $52,974 and $60,128, respectively, of adjustments to income on the straight-line basis over the actual amount billed.

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
March 31, 2006
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

4.       Discontinued Operations

          In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale.”  Registrant sold the Tumi Building in April 2005.  In August 2005, the Partnership classified the Alamo Towers in San Antonio, Texas as “held for sale.”  In December 2005, the Partnership sold the Mercury Insurance Group Building in Oklahoma City, Oklahoma.  In accordance with Statement 144, the results of operations for the Tumi Building, the Alamo Towers, and the Mercury Insurance Group Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  The major classes of assets and liabilities of real estate held for sale as of March 31, 2006 and December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

ASSETS
Land	$2,408,000	$2,408,000
Buildings and improvements	14,199,811	14,735,299
Tenant improvements	2,336,632	2,270,414
Equipment and furniture	37,556	37,556
Accumulated depreciation	(4,102,816)	(4,102,816)
Accounts receivable	41,140	29,480
Notes receivable	17,773	18,199
Lease commissions and deferred legal fees	316,763	276,722
Deposits and other assets	6,549	16,372

Assets associated with real estate held for sale	$15,261,408	$15,689,226

LIABILITIES
Accounts payable and accrued expenses	$915,624	$917,197
Due to general partners	—	177,812
Other liabilities	196,427	223,945

Obligations associated with real estate held for sale	$1,112,051	$1,318,954

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

          The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31

	2006	2005

REVENUE
Rental	$566,441	$1,145,478
Interest and other income	1,760	17,968

Total revenue	$568,201	$1,163,446

EXPENSES
Interest *	$—	$109,770
Depreciation and amortization	—	273,867
Property operating	433,234	812,405
Management fees – affiliate	35,720	66,297
Impairment loss	600,000	—

Total expenses	$1,068,954	$1,262,339

Loss from discontinued operations	$(500,753)	$(98,893)

*	Interest expense was allocated to discontinued operations based upon the amount of debt that was required to be repaid upon the consummation of the sale.

5.       Leases

          Minimum future rentals from tenants at the Partnership’s properties, including those held for sale, under non-cancelable operating leases as of March 31, 2006 are approximately as follows:

Year ending December 31

2006 (9 months ending 12-31-06)	6,515,000
2007	8,087,000
2008	6,788,000
2009	5,034,000
2010	4,297,000
Thereafter	20,092,000

Total	$50,813,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric, and real estate taxes.  For the three months ended March 31, 2006 and 2005, escalation charges amounting to $214,640 and $195,072, respectively, have been included in rental revenue.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

6.       Transactions with General Partners and Affiliates

          Following is a summary of the fees earned for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31

	2006	2005

From continuing operations:
Property management fees	$112,471	$98,329

From discontinued operations:
Property management fees	$35,720	$66,297

7.       Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31

	2006	2005

Cash paid for interest	$626,408	$738,084

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

9.       Subsequent Events

          On April 28, 2006, the Partnership entered into a Purchase and Sale Agreement to sell the Alamo Towers in San Antonio, Texas for $15,575,000.  The sale is contingent upon a due diligence investigation that is acceptable to the purchaser, in its sole discretion.  If the sale of the Alamo Towers is consummated, the net proceeds will be used to fund capital improvements, tenant improvements, and leasing commissions at its New York property and to augment working capital and reduce accounts payable and accrued expenses.

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

Overview

          In the two years after September 11, 2001, Registrant experienced a loss of tenants at its properties (particularly 475 Fifth Avenue in New York and the Mercury Insurance Group Building in Oklahoma City), granted rent concessions and/or reduced rental rates in connection with obtaining lease extensions at the Directory Building in Las Colinas, Texas and at the Tumi Building in South Plainfield, New Jersey, and spent millions of dollars in capital improvements at the New York and San Antonio, Texas buildings, all of which have affected Registrant’s liquidity.  Historically, Registrant had looked to cash flow from operations, its line-of-credit mortgage loan (the “Bank of America Loan”) from Bank of America, N.A., a successor to Fleet National Bank, and working capital to provide liquidity.  However, Registrant’s rental revenues declined and its ability to generate additional revenues from new tenants is now dependent upon Registrant’s ability to fund tenant improvements and leasing commissions associated with any new leases.  In addition, Registrant exhausted its borrowing capacity.  Finally, Registrant has depleted most of its working capital while it has increased its accounts payable and accrued expenses.

          In connection with Registrant’s plan to increase its liquidity, Registrant sold the Directory Building (October 2004) and the Tumi Building (April 2005).  In December 2005, Registrant sold the Mercury Insurance Group Building and paid in full the outstanding principal balance and accrued interest of the Bank of America Loan.  In April 2006, Registrant entered into an agreement to sell the Alamo Towers in San Antonio, Texas.  However, the agreement is subject to the purchaser’s due diligence inspection and there is no assurance that the purchaser will consummate the transaction or the final terms of any such sale.  Registrant has used, and is continuing to use, the proceeds from these transactions to augment working capital, including the funding of tenant improvements and leasing commissions at its properties and reducing accounts payable and accrued expenses.  Registrant has also sought to conserve cash by limiting expenses and has been more aggressively pursuing new tenants at its properties.

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

          Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. During 2005, Registrant incurred obligations aggregating approximately $1,869,000 for building and tenant improvements and $504,000 of leasing commissions in connection with new and extended leases at its properties.  During the three months ended March 31, 2006, Registrant incurred obligations aggregating approximately $257,000 for building and tenant improvements and $198,000 of leasing commissions in New York and San Antonio, Texas.  Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $700,000).  These additional capital improvements are expected to be made over several years.

          The loss of rental payments from terminated and amended leases at its buildings and the tenant improvement allowances that Registrant has incurred and can be expected to continue to pay to secure replacement tenants have placed, and will continue to place, demands on Registrant’s liquidity and capital resources.

          Liquidity and Sources of Cash.

          At March 31, 2006, Registrant had cash and receivables of approximately $726,000 as contrasted to accounts payable and accrued expenses of approximately $4,262,000 and amounts due to general partners of approximately $1,339,000.  Its operations presently generate sufficient cash to meet its expenses as they come due.  During the three months ended March 31, 2006, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) increased by approximately $426,000 and amounts due to the General Partners decreased by approximately $121,000.  The effect of any deferrals of payables is to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.  Registrant intends to use any positive cash flow from operations and the net proceeds of any additional sales of its properties to reduce accounts payable and accrued expenses and deferred fees and to fund tenant improvements and leasing commissions at its properties.  There can be no assurance that Registrant will generate the cash flow or proceeds necessary to fund all of its needs.

          Registrant’s operations (including from the Alamo Towers, which is classified “held for sale”) provided net cash of approximately $36,000 in the three months ended March 31, 2006 as contrasted to net cash provided of approximately $320,000 in the first quarter of 2005 (which included the Tumi Building and the Mercury Insurance Group Building, which were sold in April 2005 and December 2005, respectively, and the Alamo Towers).  This $284,000 difference in cash flows is attributable primarily to the following items of decreased cash flow from operations:  the approximate $248,000 difference between a decrease in amounts due to the general partners in 2006 as contrasted to an increase in 2005; the approximate $157,000 difference between a decrease in other liabilities in 2006 as contrasted to an increase in 2005; and the approximate $123,000 difference between an increase in accounts receivable in 2006 as contrasted to a decrease in 2005.  Investing activities used cash of approximately $270,000 in 2006 and $301,000 in 2005, most of which was attributable to building and tenant improvements.  Net cash used in financing activities approximated $96,000 in 2006 as contrasted to approximately $148,000 in 2005, which reflected the satisfaction in full of the Bank of America Loan in 2005 from proceeds of the sale of the Tumi Building and the Mercury Insurance Group Building.

          Registrant’s Plan to Restore Liquidity.

          Registrant’s short-term challenge is to further pay down its accounts payable and fund additional tenant improvements and leasing commissions associated with any new leases at its properties.  Registrant has been funding these expenditures primarily from the proceeds of the sale of properties.

          In April 2005, Registrant sold the Tumi Building in South Plainfield, New Jersey for $9,750,000.  Fleet accepted approximately $6,524,000 from the proceeds of such sale (including interest earned on such sale proceeds) as a pay down of the Bank of America Loan.  Registrant granted the purchaser a credit against the purchase price in the amount of $310,000 and paid (i) sales commissions and other closing costs aggregating approximately $454,700 and (ii) outstanding real estate taxes and leasing commissions related to the Tumi Building totaling approximately $335,700, so that Registrant received net proceeds of approximately $2,132,000 from the sale of the Tumi Building.  Registrant used such net sales proceeds to finance tenant improvements and leasing commissions and to reduce accounts payable and accrued expenses.

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

          In April 2006, Registrant entered into a Purchase and Sale Agreement to sell the Alamo Towers in San Antonio, Texas for a gross sales price of $15,575,000.  If the building is sold, Registrant intends to use the net proceeds, after payment of sales commissions and other closing costs estimated to aggregate $377,000, to fund capital improvements, tenant improvements, and leasing commissions at its New York property and to augment working capital and reduce accounts payable and accrued expenses.  The agreement is subject to the purchaser’s due diligence investigation and there is no assurance that it will consummate a sale of the Alamo Towers or the final terms of any such transaction.

          Registrant is more aggressively pursuing new tenants at its properties.  It retained Williams Real Estate Co. Inc. in February 2004 to act as its exclusive rental agent in New York.  In 2005, Registrant leased approximately 35,940 square feet of office space at an approximate annual base rent of $1,226,000 (after free rent periods) at the New York building.

          Distributions.

          Registrant was forced to suspend distributions for the first quarter of 2006 and for each of the four quarters of 2005.  The level of distributions in the future will be dependent upon Registrant’s ability to increase its operating income, which will entail numerous factors, including securing replacement tenants at 475 Fifth Avenue and funding additional tenant and capital improvements. Registrant cannot yet estimate when it will resume distributions to Unitholders.  There is no assurance as to the level of any resumed distributions or the date of any such resumption.

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

Results of Operations

Three Months Ended March 31, 2006 versus 2005

          Rental revenue in 2006 increased by 15.0% from 2005 primarily because of new leases signed at the New York building and a rent increase at the California property.  Other income decreased by 11.4% from 2005 to 2006 because of lower cash balances in Registrant’s interest-bearing accounts.

          Depreciation increased by 4.0% from 2005 to 2006 because of tenant improvements made at the New York building in connection with new leases.  Amortization increased by 20.0% primarily because of the amortization of commissions and legal fees for leases at the New York property.  Property operating costs increased by 4.5% in 2006 primarily as a result of increases in utilities and legal fees incurred as a result of tenant delinquencies in New York.  Management fees increased by 14.4% in 2006 due to the increase in rental revenue.  General and administrative expenses increased by 42.8% in 2006 from 2005 due to increased tax preparation costs and employee salaries.

          Loss from discontinued operations is attributable to the Alamo Towers in 2006 and to the Tumi Building, the Mercury Insurance Group Building, and the Alamo Towers in 2005.  Registrant’s loss from discontinued operations increased by 406.4% primarily because of a $600,000 impairment loss recognized in 2006 upon execution of an agreement to sell the Alamo Towers.  In compliance with the adoption of Statement of Financial Accounting Standards No. 144 (“Statement 144”), Registrant is required to reclassify its operating income into discontinued operations for all prior periods.  This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

          Registrant’s net loss for 2006 increased by 38.7% from 2005.  The increase in Registrant’s net loss was primarily attributable to the $600,000 impairment loss recognized in 2006 with respect to the Alamo Towers.

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

          Valuation of Properties Held for Use and Sale.

          On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell.  Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period. These assumptions could differ materially from actual results in future periods.  If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material.  For the quarter ended March 31, 2006, Registrant recorded an impairment write-down of $600,000 to reduce the carrying amount of the Alamo Towers.

         Bad Debts

          Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries; however, as of March 31, 2006, Registrant has determined that no allowance for doubtful accounts was necessary.  If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          Registrant’s primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

          Registrant has the 475 Loan, a fixed rate debt instrument.  As of March 31, 2006, none of Registrant’s outstanding debt was subject to variable rates.  The average interest rate on Registrant’s debt was 8.27% at both December 31, 2005 and at March 31, 2006.  Registrant does not have any other material market-sensitive financial instruments. It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

          The fair value of Registrant’s fixed rate borrowings, using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at March 31, 2006 (estimated at 5.67% per annum) was approximately $32,293,000.  An increase of 1% in market rates would reduce the fair value of such fixed rate borrowings by approximately $948,000.  A 1% decrease in market rates would increase such fair value by approximately $980,000.

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

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

	By:	1345 REALTY CORPORATION
AS CORPORATE GENERAL PARTNER

Date: May 19, 2006	By:	/s/ Robert F. Gossett, Jr.

Robert F. Gossett, Jr., President

Date: May 19, 2006	By:	/s/ Pauline G. Gossett

Pauline G. Gossett, Secretary