Form 10-K/A
period 2005-12-31
CORPORATE REALTY INCOME FUND I L P
filed 2006-07-10
CIK 785898

OMB APPROVAL
OMB Number: 3235-0063
Expires: July 31, 2008
Estimated average burden
hours per response..2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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
$18,637,583.

Documents Incorporated by Reference in this Form 10-K

          None.

EXPLANATORY NOTE

Corporate Realty Income Fund I, L.P. (“Registrant”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 solely for the purpose of (i) amending Item 9A. – “Controls and Procedures” to state that Registrant’s disclosure controls and procedures were effective rather than adequate as of the end of the period covered by this report and (ii) amending Item 8. – “Financial Statements and Supplementary Data” by revising the Report of Independent Registered Public Accounting Firm to refer to the “standards of the Public Company Accounting Oversight Board.”

The Amendment does not reflect events occurring after the filing of the original Form 10-K and does not modify or update the disclosure in the original Form 10-K.

ii

CORPORATE REALTY INCOME FUND I, L. P.

Amendment No. 1
To
Annual Report on Form 10-K/A

December 31, 2005

iii

PART II

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

Item 9A.          Controls and Procedures.

          (a)          Evaluation of Disclosure Controls and Procedures

                        Our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on such evaluation, such officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

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

10.(a)	Property Management Agreement, incor-porated by reference to Exhibit 10B to the Registration Statement.

(b)	Splitter Agreement dated as of August 9, 1999 between Fleet Bank and Registrant.[1]

(c)	Demand Note dated August 9, 1999 made by Registrant.[1]

(d)	Assignment of Mortgages and Note dated as of August 9, 1999 made by Registrant with respect to 475 Fifth Avenue.[1]

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

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

	By:	1345 REALTY CORPORATION
as Corporate General Partner

Dated: July 10, 2006	By:	/s/ Robert F. Gossett, Jr.

ROBERT F. GOSSETT, JR.,
President

Dated: July 10, 2006	By:	/s/ Robert F. Gossett, Jr.

ROBERT F. GOSSETT, JR.
Individual General Partner

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.

1345 REALTY CORPORATION

Dated: July 10, 2006	By:	/s/ Robert F. Gossett, Jr.

Robert F. Gossett, Jr.
President, Director

Dated: July 10, 2006	By:	/s/ Pauline G. Gossett

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2005

		Initial Cost (B)		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period

Description	Encumbrances (A)	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements

Office Building Monterey Park, CA	$—	$1,762,126	$2,459,141	$1,651,420	$1,762,126	$4,110,561
Office Building San Antonio, TX (E)	—	2,408,000	9,636,883	7,406,386	2,408,000	17,043,269
Office Building New York, NY	30,321,986	5,488,000	21,951,998	13,507,807	5,488,000	35,459,805

	$30,321,986	$9,658,126	$34,048,022	$22,565,613	$9,658,126	$56,613,635

Description	Total (C)	Accumulated Depreciation (D)	Date of Construction	Date Acquired	Life on Which Depreciation Is Computed

Office Building Monterey Park, CA	$5,872,687	$(1,906,098)	1985	7/10/1986	5 to 40 years
Office Building San Antonio, TX (E)	19,451,269	(4,102,816)	1975/1981	3/17/1997	5 to 40 years
Office Building New York, NY	40,947,805	(10,009,190)	1927	12/6/1996	5 to 40 years

	$66,271,761	$(16,018,104)

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

(C)	Reconciliation Summary of Transactions – Real Estate Owned

	Years ended December 31,

	2005	2004	2003

Balance at beginning of year	$92,639,984	$117,821,243	$119,539,203
Net additions during the year	1,877,687	1,794,759	2,812,040
Cost of real estate sold	(28,245,910)	(26,976,018)	—
Impairment of long-lived assets	—	—	(4,530,000)

Balance at close of year	$66,271,761	$92,639,984	$117,821,243

The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2005 was approximately $66,905,448.

(D)	Reconciliation Summary of Transactions – Accumulated Depreciation

	Years ended December 31

	2005	2004	2003

Balance at beginning of year	$25,847,815	$34,462,877	$30,792,711
Depreciation charged to expense	2,265,129	2,753,111	3,670,166
Accumulated depreciation of real estate sold	(12,094,840)	(11,368,173)	–

Balance at close of year	$16,018,104	$25,847,815	$34,462,877

(E)

The San Antonio, Texas property was classified as “held for sale” in August 2005.  The assets and liabilities associated with real estate held for sale in the consolidated balance sheets relate to this property.