Form 10-Q/A
period 2006-03-31
CORPORATE REALTY INCOME FUND I L P
filed 2006-07-10
CIK 785898

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2008
Estimated average burden
hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Corporate Realty Income Fund I, L.P. (“Registrant”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 solely for the purpose of amending Item 4. – “Controls and Procedures” to state that Registrant’s disclosure controls and procedures were effective rather than adequate as of the end of the period covered by this report.

The Amendment does not reflect events occurring after the filing of the original Form 10-Q and does not modify or update the disclosure in the original Form 10-Q.

-ii-

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES

-iii-

PART I.  FINANCIAL INFORMATION

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

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

	By:	1345 REALTY CORPORATION AS CORPORATE GENERAL PARTNER

Date: July 10, 2006	By:	/s/ Robert F. Gossett, Jr.

Robert F. Gossett, Jr., President

Date: July 10, 2006	By:	/s/ Pauline G. Gossett

Pauline G. Gossett, Secretary