Form 10-Q
period 2006-06-30
CORPORATE REALTY INCOME FUND I L P
filed 2006-08-14
CIK 785898

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to ______________ to ___________________

Commission file number 0-15796

Corporate Realty Income Fund I, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3311993
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer
Identification No.)

475 Fifth Avenue, New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code (212) 696-0701

_Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES

Index

		Page No.
Part I	FINANCIAL INFORMATION	1

Item 1	Financial Statements	1

	Consolidated Balance Sheets --
	June 30, 2006 and December 31, 2005	2

	Consolidated Statements of Operations --
	For the three months ended June 30, 2006 and 2005	3

	Consolidated Statements of Operations --
	For the six months ended June 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows --
	For the six months ended June 30, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about
	Market Risk	16

Item 4	Controls and Procedures	16

Part II	OTHER INFORMATION	17

Item 6	Exhibits	17

	Signatures	18

-ii-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and December 31, 2005

	June 30	December 31
	2006	2005
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$5,488,000	$5,488,000
Buildings and improvements	27,381,821	27,383,737
Tenant improvements	8,338,930	7,977,735
Equipment and furniture	98,333	98,333
	41,307,084	40,947,805
Less accumulated depreciation	(10,700,992)	(10,009,190)
	30,606,092	30,938,615

Assets associated with real estate held for sale	19,563,946	20,107,432

Cash and cash equivalents	292,949	752,059
Accounts receivable	179,089	146,054
Deferred rent receivable	2,508,819	2,031,186
Deferred financing costs, net of accumulated amortization of
$569,916 in 2006 and $528,216 in 2005	264,104	305,804
Lease commissions and deferred legal fees, net of accumulated
amortization of $1,579,517 in 2006 and $1,425,293 in 2005	1,473,209	1,539,133
Escrow deposits	394,159	363,452
Deposits and other assets	1,154,451	1,020,232

Total assets	$56,436,818	$57,203,967

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$ 3,821,523	$ 2,918,504
Mortgage loans payable	30,141,476	30,321,986
Due to general partners	1,032,210	1,269,023
Other liabilities	884,200	978,078
Obligations associated with real estate held for sale	1,191,564	1,412,170
Total liabilities	37,070,973	36,899,761

Commitments and contingencies

Partners' capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	162,242	171,153
Cash distributions	(684,596)	(684,596)
	(521,354)	(512,443)
Limited partners: ($25 per unit; 4,000,000 units authorized,
2,983,531 issued and outstanding in 2006 and 2005)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	16,061,628	16,943,836
Accumulated cash distributions	(67,899,285)	(67,852,043)
	19,887,199	20,816,649
Total partners' capital	19,365,845	20,304,206

Total liabilities and partners' capital	$56,436,818	$57,203,967

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenue:
Rental	$2,358,616	$1,764,922
Other income	9,639	14,264
	2,368,255	1,779,186
Expenses:
Property operations	888,638	998,135
Management fees – affiliate	119,455	100,769
Bad debt expense	--	3,693
General and administrative	220,459	367,553
Depreciation	351,078	361,108
Amortization	72,376	68,936
	1,652,006	1,900,194

Income/(loss) before interest income, interest expense,
amortization of deferred financing costs, and discontinued
operations	716,249	(121,008)
Interest income	130	180
Interest expense	(630,689)	(637,888)
Amortization of deferred financing costs	(20,850)	(20,850)

Income/(loss) from continuing operations	64,840	(779,566)
Income/(loss) from discontinued operations	135,762	(883,207)

Net income/(loss)	$200,602	$(1,662,773)
Net income/(loss) allocated:
General partners	$2,006	$(16,628)
Limited partners	198,596	(1,646,145)

	$200,602	$(1,662,773)
Net income/(loss) per unit of limited partnership interests:
Continuing operations	0.02	(0.26)
Discontinued operations	0.05	(0.29)

Net income/(loss) per unit of limited partnership interests	$0.07	$(0.55)

Distribution per unit of limited partnership interests	$0.02	$--

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenue:
Rental	$4,222,546	$3,399,445
Other income	20,926	27,103
	4,243,472	3,426,548
Expenses:
Property operations	1,963,832	2,026,221
Management fees – affiliate	230,799	198,253
Bad debt expense	--	6,352
General and administrative	473,714	544,963
Depreciation	691,802	686,662
Amortization	140,930	121,511
	3,501,077	3,583,962

Income/(loss) before interest income, interest expense,
amortization of deferred financing costs, and discontinued
operations	742,395	(157,414)
Interest income	288	263
Interest expense	(1,256,412)	(1,270,585)
Amortization of deferred financing costs	(41,700)	(41,700)

Loss from continuing operations	(555,429)	(1,469,436)
Loss from discontinued operations	(335,690)	(980,632)

Net loss	$(891,119)	$(2,450,068)
Net loss allocated:
General partners	$(8,911)	$(24,501)
Limited partners	(882,208)	(2,425,567)

	$(891,119)	$(2,450,068)
Net loss per unit of limited partnership interests:
Continuing operations	(0.18)	(0.49)
Discontinued operations	(0.11)	(0.33)

Net loss per unit of limited partnership interests	$(0.30)	$(0.81)

Distribution per unit of limited partnership interests	$0.02	$--

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Operating activities:
Net loss	$(891,119)	$(2,450,068)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	1,001,044	1,542,552
Bad debt expense	--	8,822
Impairment loss	600,000	--
Loss on sale of real estate	--	419,020
Deferred rent receivable	(465,433)	(198,833)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	38,105	26,189
Notes receivable	426	2,555
Lease commissions and deferred legal fees	(153,691)	(425,180)
Escrow deposits	(6,504)	(13,640)
Deposits and other assets	(161,543)	(141,388)
Increase (decrease) in:
Accounts payable and accrued expenses	898,191	32,599
Due to general partners	(427,841)	(15,266)
Other liabilities	(118,627)	327,208

Total adjustments	1,204,127	1,564,638

Net cash provided by (used in) operating activities	313,008	(885,430)

Investing activities:
Increase in escrow deposits	(24,203)	67,827
Proceeds from sale of real estate	--	8,996,200
Capital and tenant improvements	(520,163)	(1,363,311)

Net cash (used in) provided by investing activities	(544,366)	7,700,716

Financing activities:
Financing costs	--	(45,000)
Distributions	(47,242)	--
Repayments of mortgage loans payable	(180,510)	(6,793,735)

Net cash used in financing activities	(227,752)	(6,838,735)

Net decrease in cash and cash equivalents	(459,110)	(23,449)

Cash and cash equivalents at beginning of period	752,059	287,173

Cash and cash equivalents at end of period	$292,949	$263,724

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1. General

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the “Partnership” or the “Registrant”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

2. Revenue Recognition

     Rental revenue is recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying consolidated balance sheets. Accordingly, rental income for the three months ended June 30, 2006 and 2005 includes $418,559 and $138,705, respectively, of adjustments to income on the straight-line basis over the actual amount billed. Rental income for the six months ended June 30, 2006 and 2005 includes $477,633 and $198,833, respectively, of adjustments to income on the straight-line basis over the actual amount billed.

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
June 30, 2006
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

4. Discontinued Operations

     In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale.” Registrant sold the Tumi Building in April 2005. In August 2005, the Partnership classified the Alamo Towers in San Antonio, Texas as “held for sale.” In December 2005, the Partnership sold the Mercury Insurance Group Building in Oklahoma City, Oklahoma. In June 2006, the Partnership classified the Kotura Building in Monterey Park, California as “held for sale.” In accordance with Statement 144, the results of operations for the Tumi Building, the Alamo Towers, the Mercury Insurance Group Building, and the Kotura Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The major classes of assets and liabilities of real estate held for sale as of June 30, 2006 and December 31, 2005 are as follows:

ASSETS	June 30, 2006	December 31, 2005
Land	$4,170,126	$4,170,126
Buildings and improvements	16,673,253	17,207,032
Tenant improvements	3,994,380	3,899,717
Equipment and furniture	47,081	47,081
Accumulated depreciation	(6,122,232)	(6,008,914)
Accounts receivable	38,340	109,480
Notes receivable	17,773	18,199
Deferred rent receivable	206,821	219,021
Lease commissions and deferred legal fees	492,793	427,403
Deposits and other assets	45,611	18,287

Assets associated with real estate held for sale	$19,563,946	$20,107,432

LIABILITIES

Accounts payable and accrued expenses	$912,368	$917,197
Due to general partners	--	191,028
Other liabilities	279,196	303,945

Obligations associated with real estate held for sale	$1,191,564	$1,412,170

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended June 30		Ended June 30

	2006	2005	2006	2005
REVENUE

Rental	$694,417	$895,299	$1,373,512	$2,125,246
Other income	1,361	15,225	3,121	33,193

Total revenue	$695,778	$910,524	$1,376,633	$2,158,439

EXPENSES

Property operating	463,197	796,053	915,351	1,627,307
Management fees - affiliate	33,513	64,339	70,360	131,481
General and administrative	--	91,403	--	91,403
Impairment loss	--	--	600,000	--
Depreciation and amortization	63,305	337,174	126,612	674,348

Total expenses	$560,015	$1,288,969	$1,712,323	$2,524,539

Income/(loss) before interest
income, interest expense, and
amortization of deferred
financing costs	135,763	(378,445)	(335,690)	(366,100)
Interest income	--	6,653	--	6,653
Interest expense	--	(74,064)	--	(183,834)
Amortization of deferred financing
costs	--	(18,331)	--	(18,331)
Income (loss) from discontinued
operations	$135,763	$(464,187)	$(335,690)	$(561,612)
Loss on sale of real estate	--	(419,020)	--	(419,020)

Net income (loss) from
discontinued operations	$135,763	$(883,207)	$(335,690)	$(980,632)

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

5. Leases

     Minimum future rentals from tenants at the Partnership’s properties, including those held for sale, under non-cancelable operating leases as of June 30, 2006 are approximately as follows:

Year ending December 31
2006 (6 months ending 12-31-06)	4,214,000
2007	8,667,000
2008	7,385,000
2009	5,567,000
2010	4,724,000
Thereafter	21,433,000
Total	$51,990,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric, and real estate taxes. For the three months ended June 30, 2006 and 2005, escalation charges amounting to $261,781 and $235,001, respectively, have been included in rental revenue. For the six months ended June 30,2006 and 2005, escalation charges amounting to $476,421 and $430,073, respectively, have been included in rental revenue.

6. Transactions with General Partners and Affiliates

     Following is a summary of the fees earned for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30
	2006	2005
From continuing operations:
Property management fees	$230,799	$198,253
From discontinued operations:
Property management fees	$70,360	$131,481

7. Supplemental Disclosure of Cash Flow Information

	Six Months Ended
	June 30
	2006	2005
Cash paid for interest	$1,264,622	$1,483,552

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

     In connection with Registrant’s plan to increase its liquidity, Registrant sold the Directory Building (October 2004), the Tumi Building (April 2005), and the Mercury Insurance Group Building (December 2005) and paid in full the outstanding principal balance and accrued interest of the Bank of America Loan (December 2005). Registrant has used the proceeds from these transactions to repay the Bank of America Loan, in full, and to augment working capital, including the funding of tenant improvements and leasing commissions at its properties and reducing accounts payable and accrued expenses. Registrant has also sought to conserve cash by limiting expenses and has been more aggressively pursuing new tenants at its properties. In July 2006, Registrant entered into an agreement to sell the Kotura Building in Monterey Park, California. However, the agreement is subject to an appraisal contingency imposed by the purchaser’s lender and there is no assurance that the purchaser will consummate the transaction or the final terms of any such sale. Registrant’s Alamo Towers in San Antonio, Texas also has been classified as “held for sale,” although Registrant thus far has not succeeded in consummating any agreement to sell that building. Registrant intends to use the proceeds from any additional property sales to fund capital improvements, tenant improvements, and leasing commissions at its New York and San Antonio, Texas properties and to augment working capital and reduce accounts payable and accrued expenses.

Liquidity and Capital Resources

      Demands on Liquidity and Capital Resources.

      The difficulties at Registrant’s properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn abated in 2004 and Registrant’s operations have since improved. One of the retail tenants in New York, with an approximate annual base rent of $452,000, has been unreliable in making lease payments. The tenant filed for bankruptcy protection to avoid eviction but the petition has been dismissed and the tenant paid all past due amounts to Registrant. However, the tenant has since fallen behind again on its lease payments which, if not cured, may lead Registrant to bring an eviction action. In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases, with an aggregate annual rent of approximately $1,244,000, from tenants that vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Registrant has filed proofs of claim in those bankruptcy proceedings and has leased approximately 76.6% of that space to replacement tenants.

      Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. During 2005, Registrant incurred obligations aggregating approximately $1,869,000 for building and tenant improvements and $504,000 of leasing commissions in connection with new and extended leases at its properties. During the six months ended June 30, 2006, Registrant incurred obligations aggregating approximately $520,000 for building and tenant improvements (of which approximately $262,000 had yet to be paid at June 30, 2006) and $144,000 of leasing commissions (of which approximately $91,000 remained unpaid at June 30, 2006) in New York and San Antonio, Texas. Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $700,000). These additional capital improvements are expected to be made over several years.

      The loss of rental payments from terminated and amended leases at its buildings and the tenant improvement allowances that Registrant has incurred and can be expected to continue to pay to secure replacement tenants have placed, and will continue to place, demands on Registrant’s liquidity and capital resources.

      Liquidity and Sources of Cash.

      At June 30, 2006, Registrant had cash and receivables of approximately $510,000 as contrasted to accounts payable and accrued expenses of approximately $4,734,000 and amounts due to general partners of approximately $1,032,000. Its operations presently generate sufficient cash to meet its expenses as they come due and its cash flow projections for the 12-month period ending June 30, 2007 show that it will continue to do so. During the six months ended June 30, 2006, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) increased by approximately $898,000 and amounts due to the General Partners decreased by approximately $428,000. The effect of any deferrals of payables is to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases. Registrant intends to use any positive cash flow from operations and the net proceeds of any additional sales of its properties to reduce accounts payable and accrued expenses and deferred fees and to fund tenant improvements and leasing commissions at its properties. There can be no assurance that Registrant will generate the cash flow or proceeds necessary to fund all of its needs.

     Registrant’s cash flow from operating activities (including from the Alamo Towers and the Kotura Building, which are classified “held for sale”) provided net cash of approximately $313,000 in the six months ended June 30, 2006 as contrasted to net cash used of approximately $885,000 in the first half of 2005 (which included the Tumi Building and the Mercury Insurance Group Building, which were sold in April 2005 and December 2005, respectively, and the Alamo Towers and the Kotura Building). This $1,198,000 difference in cash flows is attributable primarily to net loss (after adjustments for depreciation and amortization, impairment loss, loss on sale of real estate, and deferred rent receivable, which accounted for an approximate $932,000 increase in cash flow from 2005 to 2006), lease commissions and deferred legal fees (an approximate $271,000 decrease in such expenses in 2006), and accounts payable and accrued expenses (an approximate $866,000 increase in such accruals in 2006), offset by decreases in cash flow from an approximate $413,000 increase in amounts due to the general partners from 2005 to 2006 and the approximate $446,000 difference between a decrease in other liabilities in 2006 as contrasted to an increase in 2005. Investing activities used cash of approximately $544,000 in 2006 as contrasted to cash provided of approximately $7,701,000 in 2005, which was attributable to the sale of the Tumi Building in April 2005. Net cash used in financing activities approximated $228,000 in 2006 as contrasted to approximately $6,839,000 in 2005, which is attributable to a partial paydown of the Bank of America Loan in April 2005 from proceeds of the sale of the Tumi Building.

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

     In July 2006, Registrant entered into a Purchase and Sale Agreement to sell the Kotura Building in Monterey Park, California for a gross sales price of $6,000,000. If the building is sold, Registrant intends to use the net proceeds, after payment of sales commissions and other closing costs estimated to aggregate $462,000, to fund capital improvements, tenant improvements, and leasing commissions at its New York and San Antonio properties and to augment working capital and reduce accounts payable and accrued expenses. Registrant and the purchaser have subsequently agreed that the inspection period has expired and the parties will proceed with the purchase and sale, subject to adjustments that effectively reduce the sales price by $70,000. The sale is contingent upon the purchaser’s lender obtaining, on or before August 21, 2006, an appraisal indicating a fair market value of the Kotura Building of not less than $4,500,000. There is no assurance that Registrant will consummate a sale of the Kotura Building or the final terms of any such transaction.

     Registrant has classified the Alamo Towers in San Antonio, Texas as “held for sale,” but it has yet to succeed in consummating any agreement to sell that building.

     Registrant is more aggressively pursuing new tenants at its properties. In 2005, Registrant leased approximately 35,940 square feet of office space at an approximate annual base rent of $1,226,000 (after free rent periods) at the New York building. In the first six months of 2006, Registrant has entered into leases and lease extensions covering approximately 17,330 square feet of office space at an approximate annual base rent of $658,000 (after free rent periods) at the New York building.

     Distributions.

     Except for approximately $47,000 deemed distributed to partners upon payment of withholding taxes in connection with the sale of the Tumi Building in New Jersey, Registrant was forced to suspend distributions for the first two quarters of 2006 and for each of the four quarters of 2005. The level of distributions in the future will be dependent upon Registrant’s ability to increase its operating income, which will entail numerous factors, including securing replacement tenants at 475 Fifth Avenue and funding additional tenant and capital improvements. Registrant cannot yet estimate when it will resume distributions to Unitholders. There is no assurance as to the level of any resumed distributions or the date of any such resumption.

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

Results of Operations

Six Months Ended June 30, 2006 versus 2005

      Rental revenue in 2006 increased by 24.2% from 2005 because of new leases signed at the New York building. Other income decreased by 22.8% in 2006 because of a decrease in other tenant services usually associated with new leases at the New York building.

      Property operating costs decreased by 3.1% in 2006 primarily as a result of lower compensation paid to a replacement property manager in New York. Management fees increased by 16.4% in 2006 from 2005 because of increased rental revenue. General and administrative expenses decreased by 13.1% in 2006 from 2005 primarily because of increased securities law compliance costs incurred in 2005. Amortization increased by 16.0% in 2006 primarily because of the amortization of commissions and legal fees for leases at the New York property.

      Loss from discontinued operations for the six months ended June 30, 2006 is attributable to the Alamo Towers and the Kotura Building and, in 2005, to the Tumi Building, the Mercury Insurance Group Building, the Alamo Towers, and the Kotura Building. Registrant’s loss from discontinued operations decreased by 65.8% primarily because of an approximate $419,000 loss recognized in 2005 upon the sale of the Tumi Building, the discontinuation of depreciation from properties sold and classified as held for sale in 2005, and the discontinuation of interest and amortization of deferred financing costs after satisfaction in full of the Bank of America Loan in December 2005, all of which more than offset the $600,000 impairment loss recognized in 2006 with respect to the Alamo Towers. In compliance with the adoption of Statement of Financial Accounting Standards No. 144, Registrant is required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

      Registrant’s net loss for the six months ended June 30, 2006 decreased by 63.6% from the comparable period in 2005. The decrease in Registrant’s net loss was primarily attributable to the increase in rental revenue and the decrease in net loss from discontinued operations in 2006 as contrasted to 2005.

Three Months Ended June 30, 2006 versus 2005

      Rental revenue in 2006 increased by 33.6% from 2005 primarily because of new leases signed at the New York building. Other income decreased by 32.4% from 2005 to 2006 because of a decrease in other tenant services usually associated with new leases at the New York building.

      Property operating costs decreased by 11.0% in 2006 primarily as a result of lower compensation paid to a replacement property manager in New York. Management fees increased by 18.5% in 2006 due to the increase in rental revenue. General and administrative expenses decreased by 40.0% in 2006 from 2005 primarily because of increased securities law compliance costs incurred in 2005. Depreciation decreased by 2.8% from 2005 to 2006 because certain tenant improvements made at the New York building were fully depreciated. Amortization increased by 5.0% primarily because of the amortization of commissions and legal fees for leases at the New York property.

     Income/(loss) from discontinued operations is attributable to the Alamo Towers and the Kotura Building in 2006 and to the Tumi Building, the Mercury Insurance Group Building, the Alamo Towers, and the Kotura Building in 2005. Registrant recognized income from discontinued operations in 2006 as contrasted to a loss in 2005 primarily because of an approximate $419,000 loss recognized in 2005 upon the sale of the Tumi Building, the discontinuation of depreciation from properties sold and classified as held for sale in 2005, and the discontinuation of interest and amortization after satisfaction in full of the Bank of America Loan in December 2005.

      Registrant recognized net income in 2006 as contrasted to a net loss in 2005, primarily because of the increase in rental revenue and the income from discontinued operations in 2006 as contrasted to a net loss in 2005.

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

     Valuation of Properties Held for Use and Sale.

     On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell. Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period. These assumptions could differ materially from actual results in future periods. If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material. For the six months ended June 30, 2006, Registrant recorded an impairment write-down of $600,000 to reduce the carrying amount of the Alamo Towers.

     Bad Debts

     Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries; however, as of June 30, 2006, Registrant has determined that no allowance for doubtful accounts was necessary. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant has the 475 Loan, a fixed rate debt instrument. As of June 30, 2006, none of Registrant’s outstanding debt was subject to variable rates. The average interest rate on Registrant's debt was 8.27% at both December 31, 2005 and at June 30, 2006. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

     The fair value of Registrant’s fixed rate borrowings, using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at June 30, 2006 (estimated at 5.91% per annum) was approximately $31,812,000. An increase of 1% in market rates would reduce the fair value of such fixed rate borrowings by approximately $876,000. A 1% decrease in market rates would increase such fair value by approximately $904,000.

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

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

	By:	1345 REALTY CORPORATION
AS CORPORATE GENERAL PARTNER

Date: August 11, 2006	By:	/s/ Robert F. Gossett, Jr.
Robert F. Gossett, Jr., President

Date: August 11, 2006	By:	/s/ Pauline G. Gossett
Pauline G. Gossett, Secretary