Form 10-Q
period 2006-09-30
CORPORATE REALTY INCOME FUND I L P
filed 2006-11-17
CIK 785898

OMB APPROVAL
OMB Number:	3235-0070
Expires:	January 31, 2008
Estimated average burden hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________________

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

Large Accelerated Filer [  ]          Accelerated Filer [  ]          Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES

Index

		Page No.

Part I	FINANCIAL INFORMATION	1

Item 1	Financial Statements	1

	Consolidated Balance Sheets --
	September 30, 2006 and December 31, 2005	2

	Consolidated Statements of Operations --
	For the three months ended September 30, 2006 and 2005	3

	Consolidated Statements of Operations --
	For the nine months ended September 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows --
	For the nine months ended September 30, 2006 and 2005	5

	Notes to Consolidated Financial Statements	6

Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	10

Item 3	Quantitative and Qualitative Disclosures about
	Market Risk	16

Item 4	Controls and Procedures	16

Part II	OTHER INFORMATION	17

Item 5	Other Information	17

Item 6	Exhibits	18

	Signatures	19

-ii-

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2006 and December 31, 2005

	September 30	December 31
	2006	2005
	(Unaudited)
ASSETS
Real estate, at cost:
Land	$5,488,000	$5,488,000
Buildings and improvements	27,446,311	27,383,737
Tenant improvements	8,732,350	7,977,735
Equipment and furniture	98,333	98,333
	41,764,994	40,947,805
Less accumulated depreciation	(11,058,325)	(10,009,190)
	30,706,669	30,938,615

Assets associated with real estate held for sale	19,504,306	20,107,432

Cash and cash equivalents	396,004	752,059
Accounts receivable	260,606	146,054
Deferred rent receivable	2,557,424	2,031,186
Deferred financing costs, net of accumulated amortization of
$590,766 in 2006 and $528,216 in 2005	243,254	305,804
Lease commissions and deferred legal fees, net of accumulated
amortization of $1,526,014 in 2006 and $1,310,061 in 2005	1,631,630	1,539,133
Escrow deposits	839,685	363,452
Deposits and other assets	680,392	1,020,232

Total assets	$56,819,970	$57,203,967

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$4,478,084	$2,918,504
Mortgage loans payable	30,055,273	30,321,986
Due to general partners	1,037,302	1,269,023
Other liabilities	897,584	978,078
Obligations associated with real estate held for sale	1,559,616	1,412,170
Total liabilities	38,027,859	36,899,761

Commitments and contingencies

Partners' capital (deficit):
General partners:
Capital contributions	1,000	1,000
Accumulated net income	156,504	171,153
Cash distributions	(684,596)	(684,596)
	(527,092)	(512,443)
Limited partners: ($25 per unit; 4,000,000 units authorized,
2,983,531 issued and outstanding in 2006 and 2005)
Capital contributions, net of offering costs	71,724,856	71,724,856
Accumulated net income	15,493,632	16,943,836
Accumulated cash distributions	(67,899,285)	(67,852,043)
	19,319,203	20,816,649
Total partners' capital	18,792,111	20,304,206

Total liabilities and partners' capital	$56,819,970	$57,203,967

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenue:
Rental	$1,998,450	$2,032,662
Other income	59,562	32,460
	2,058,012	2,065,122
Expenses:
Property operations	1,114,659	990,717
Management fees – affiliate	105,464	114,488
Bad debt expense	68,802	--
General and administrative	200,361	261,718
Depreciation	357,333	357,130
Amortization	75,023	69,757
	1,921,642	1,793,810

Income before interest income, interest expense, amortization of deferred financing costs, and discontinued operations
	136,370	271,312
Interest income	161	1,856
Interest expense	(635,769)	(643,202)
Amortization of deferred financing costs	(20,850)	(20,850)

Loss from continuing operations	(520,088)	(390,884)
Loss from discontinued operations	(53,646)	(224,390)

Net loss	$(573,734)	$(615,274)
Net loss allocated:
General partners	$(5,737)	$(6,153)
Limited partners	(567,997)	(609,121)

	$(573,734)	$(615,274)
Net loss per unit of limited partnership interests:
Continuing operations	(0.17)	(0.13)
Discontinued operations	(0.02)	(0.07)

Net loss per unit of limited partnership interests	$(0.19)	$(0.21)

Distribution per unit of limited partnership interests	$0.02	$--

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Revenue:
Rental	$6,220,996	$5,504,669
Other income	80,488	59,563
	6,301,484	5,564,232
Expenses:
Property operations	3,078,491	3,016,938
Management fees – affiliate	336,263	312,741
Bad debt expense	68,802	7,847
General and administrative	674,075	806,681
Depreciation	1,049,135	1,043,792
Amortization	215,953	191,268
	5,422,719	5,379,267

Income before interest income, interest expense, amortization of deferred financing costs, and discontinued operations
	878,765	184,965
Interest income	449	2,119
Interest expense	(1,892,181)	(1,913,787)
Amortization of deferred financing costs	(62,550)	(62,550)

Loss from continuing operations	(1,075,517)	(1,789,253)
Loss from discontinued operations	(389,336)	(1,276,089)

Net loss	$(1,464,853)	$(3,065,342)
Net loss allocated:
General partners	$(14,649)	$(30,653)
Limited partners	(1,450,204)	(3,034,689)

	$(1,464,853)	$(3,065,342)
Net loss per unit of limited partnership interests:
Continuing operations	(0.36)	(0.59)
Discontinued operations	(0.13)	(0.42)

Net loss per unit of limited partnership interests	$(0.49)	$(1.02)

Distribution per unit of limited partnership interests	$0.02	$--

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Operating activities:
Net loss	$(1,464,853)	$(3,065,342)
Adjustments to reconcile net loss to net cash provided by (used
in) operating activities:
Depreciation and amortization	1,454,250	2,147,784
Bad debt expense	275,623	42,087
Impairment loss	600,000	--
Loss on sale of real estate	--	419,020
Deferred rent receivable	(514,038)	(410,708)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(124,255)	(67,828)
Notes receivable	426	2,981
Lease commissions and deferred legal fees	(411,177)	(506,724)
Escrow deposits	(439,886)	(429,802)
Deposits and other assets	324,956	325,578
Increase (decrease) in:
Accounts payable and accrued expenses	1,879,568	(1,657,825)
Due to general partners	(392,590)	(544,586)
Other liabilities	(92,165)	465,629

Total adjustments	2,560,712	(214,394)

Net cash provided by (used in) operating activities	1,095,859	(3,279,736)

Investing activities:
Increase in escrow deposits	(36,347)	43,720
Proceeds from sale of real estate	--	8,996,200
Capital and tenant improvements	(1,101,612)	(1,501,613)

Net cash (used in) provided by investing activities	(1,137,959)	7,538,307

Financing activities:
Financing costs	--	(141,101)
Distributions	(47,242)	--
Proceeds from mortgage loans	--	3,000,000
Repayments of mortgage loans payable	(266,713)	(6,910,339)

Net cash used in financing activities	(313,955)	(4,051,440)

Net (decrease)/increase in cash and cash equivalents	(356,055)	207,131

Cash and cash equivalents at beginning of period	752,059	287,173

Cash and cash equivalents at end of period	$396,004	$494,304

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.  General

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management of Corporate Realty Income Fund I, L.P. and subsidiaries (the “Partnership” or the “Registrant”), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

2.  Revenue Recognition

     Rental revenue is recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying consolidated balance sheets. Accordingly, rental income for the three months ended September 30, 2006 and 2005 includes $48,605 and $230,887, respectively, of adjustments to income on the straight-line basis over the actual amount billed. Rental income for the nine months ended September 30, 2006 and 2005 includes $526,238 and $502,282, respectively, of adjustments to income on the straight-line basis over the actual amount billed.

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
September 30, 2006
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

4.  Discontinued Operations

     In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale.” Registrant sold the Tumi Building in April 2005. In August 2005, the Partnership classified the Alamo Towers in San Antonio, Texas as “held for sale.” In December 2005, the Partnership sold the Mercury Insurance Group Building in Oklahoma City, Oklahoma. In June 2006, the Partnership classified the Kotura Building in Monterey Park, California as “held for sale.” In accordance with Statement 144, the results of operations for the Tumi Building, the Alamo Towers, the Mercury Insurance Group Building, and the Kotura Building are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The major classes of assets and liabilities of real estate held for sale as of September 30, 2006 and December 31, 2005 are as follows:

ASSETS	September 30, 2006	December 31, 2005

Land	$4,170,126	$4,170,126
Buildings and improvements	16,741,473	17,207,032
Tenant improvements	4,049,699	3,899,717
Equipment and furniture	47,081	47,081
Accumulated depreciation	(6,122,232)	(6,008,914)
Accounts receivable	50,380	109,480
Notes receivable	17,773	18,199
Deferred rent receivable	--	219,021
Lease commissions and deferred legal fees	516,835	427,403
Deposits and other assets	33,171	18,287

Assets associated with real estate held for sale	$19,504,306	$20,107,432

LIABILITIES

Accounts payable and accrued expenses	$1,237,183	$917,197
Due to general partners	30,159	191,028
Other liabilities	292,274	303,945

Obligations associated with real estate held for sale	$1,559,616	$1,412,170

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months and nine months ended September 30, 2006 and 2005:

	Three Months		Nine Months
	Ended September 30		Ended September 30

	2006	2005	2006	2005

REVENUE

Rental	$668,600	$739,570	$2,042,112	$2,792,254
Other income	1,070	34,873	4,191	68,066

Total revenue	$669,670	$774,443	$2,046,303	$2,860,320

EXPENSES

Property operating	468,708	698,275	1,384,059	2,325,582
Management fees - affiliate	47,787	52,192	118,147	183,673
Bad debt expense	206,821	35,735	206,821	34,240
General and administrative	--	--	--	91,403
Impairment loss	--	--	600,000	--
Depreciation and amortization	--	146,641	126,612	820,989

Total expenses	$723,316	$932,843	$2,435,639	$3,455,887

Loss before interest income,
interest expense, and
amortization of deferred
financing costs	(53,646)	(158,400)	(389,336)	(595,567)
Interest income	--	--	--	6,653
Interest expense	--	(55,136)	--	(238,970)
Amortization of deferred financing
costs	--	(10,854)	--	(29,185)

Loss from discontinued operations	$(53,646)	$(224,390)	$(389,336)	$(857,069)
Loss on sale of real estate	--	--	--	(419,020)

Loss from discontinued
operations	$(53,646)	$(224,390)	$(389,336)	$(1,276,089)

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

5.  Leases

     Minimum future rentals from tenants at the Partnership’s properties, including those held for sale, under non-cancelable operating leases as of September 30, 2006 are approximately as follows:

     Year ending December 31

2006 (3 months ending 12-31-06)	1,962,000
2007	9,286,000
2008	8,236,000
2009	6,439,000
2010	5,618,000
Thereafter	24,954,000
Total	$ 56,495,000

In addition to the minimum lease amounts, the leases provide for escalation charges to the tenants for operating expenses, electric, and real estate taxes. For the three months ended September 30, 2006 and 2005, escalation charges amounting to $238,030 and $205,194, respectively, have been included in rental revenue. For the nine months ended September 30, 2006 and 2005, escalation charges amounting to $678,907 and $599,579, respectively, have been included in rental revenue.

6.  Transactions with General Partners and Affiliates

     Following is a summary of the fees earned for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30
	2006	2005
From continuing operations:

Property management fees	$ 336,263	$ 312,741

From discontinued operations:

Property management fees	$ 118,147	$ 183,673

7.  Supplemental Disclosure of Cash Flow Information

	Nine Months Ended
	September 30
	2006	2005

Cash paid for interest	$1,900,985	$2,167,058

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

     In connection with Registrant’s plan to increase its liquidity, Registrant sold the Directory Building (October 2004), the Tumi Building (April 2005), and the Mercury Insurance Group Building (December 2005) and paid in full the outstanding principal balance and accrued interest of the Bank of America Loan (December 2005). Registrant has used the proceeds from these transactions to repay the Bank of America Loan, in full, and to augment working capital, including the funding of tenant improvements and leasing commissions at its properties and reducing accounts payable and accrued expenses. Registrant has also sought to conserve cash by limiting expenses and has been more aggressively pursuing new tenants at its properties. Registrant’s Kotura Building in Monterey Park, California and Alamo Towers in San Antonio, Texas have been classified as “held for sale,” although Registrant thus far has not succeeded in consummating any agreement to sell those buildings. Registrant intends to use the proceeds from any additional property sales to fund capital improvements, tenant improvements, and leasing commissions at its New York and San Antonio, Texas properties and to augment working capital and reduce accounts payable and accrued expenses.

Liquidity and Capital Resources

      Demands on Liquidity and Capital Resources.

      The difficulties at Registrant’s properties, particularly in New York, in the aftermath of the events of September 11, 2001 and the ensuing economic downturn abated in 2004 and Registrant’s operations have since improved. One of the retail tenants in New York, with an approximate annual base rent of $452,000, has been unreliable in making lease payments. The tenant has agreed to pay all past due amounts (approximately $210,000) to Registrant by the end of 2007 and to post an additional security deposit. Registrant has obtained a confession of judgment and a warrant of eviction to enforce its rights against this tenant. In addition, Registrant has obtained possession and is pursuing actions to collect rent payments with respect to office leases, with an aggregate annual rent of approximately $1,244,000, from tenants that vacated the space and filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Registrant has filed proofs of claim in those bankruptcy proceedings and has leased approximately 76.6% of that space to replacement tenants.

      Registrant has invested capital in improving its properties with a view to increasing its revenues from real estate operations and ultimately realizing appreciation in property values. During 2005, Registrant incurred obligations aggregating approximately $1,869,000 for building and tenant improvements and $504,000 of leasing commissions in connection with new and extended leases at its properties. During the nine months ended September 30, 2006, Registrant incurred obligations aggregating approximately $1,102,000 for building and tenant improvements (of which approximately $607,000 had yet to be paid at September 30, 2006) and $383,000 of leasing commissions (of which approximately $343,000 remained unpaid at September 30, 2006) in New York and San Antonio, Texas. Registrant will require capital to fund additional tenant improvements as and when it leases vacant space and as tenancies turn over at its properties as well as further capital improvements at 475 Fifth Avenue (estimated at $700,000). These additional capital improvements are expected to be made over several years.

      The loss of rental payments from terminated and amended leases at its buildings and the tenant improvement allowances that Registrant has incurred and can be expected to continue to pay to secure replacement tenants have placed, and will continue to place, demands on Registrant’s liquidity and capital resources.

      Liquidity and Sources of Cash.

      At September 30, 2006, Registrant had cash and receivables of approximately $707,000 as contrasted to accounts payable and accrued expenses of approximately $5,715,000 and amounts due to general partners of approximately $1,067,000. Its operations presently generate sufficient cash to meet its expenses as they come due and its cash flow projections for the 12-month period ending September 30, 2007 show that it will continue to do so. During the nine months ended September 30, 2006, Registrant’s accounts payable and accrued expenses (including those associated with real estate held for sale) increased by approximately $1,880,000 and amounts due to the General Partners decreased by approximately $393,000. The effect of any deferrals of payables is to temporarily increase the amount of Registrant’s cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases. Registrant intends to use any positive cash flow from operations and the net proceeds of any additional sales of its properties to reduce accounts payable and accrued expenses and deferred fees and to fund tenant improvements and leasing commissions at its properties. There can be no assurance that Registrant will generate the cash flow or proceeds necessary to fund all of its needs.

      Registrant’s cash flow from operating activities (including from the Alamo Towers and the Kotura Building, which are classified “held for sale”) provided net cash of approximately $1,096,000 in the nine months ended September 30, 2006 as contrasted to net cash used of approximately $3,280,000 in the first nine months of 2005 (which included the Tumi Building and the Mercury Insurance Group Building, which were sold in April 2005 and December 2005, respectively, and the Alamo Towers and the Kotura Building). This $4,376,000 difference in cash flows is attributable primarily to net loss (after adjustments for depreciation and amortization, bad debt expense, impairment loss, loss on sale of real estate, and deferred rent receivable, which accounted for an approximate $1,535,000 increase in cash flow from 2005 to 2006) and accounts payable and accrued expenses (an approximate $3,537,000 increase in such accruals in 2006), offset by a decrease in cash flow from the approximate $558,000 difference between a decrease in other liabilities in 2006 as contrasted to an increase in 2005. Investing activities used cash of approximately $1,138,000 in 2006 as contrasted to cash provided of approximately $7,538,000 in 2005, which was attributable to the sale of the Tumi Building in April 2005. Net cash used in financing activities approximated $314,000 in 2006 as contrasted to approximately $4,051,000 in 2005, which is attributable to a partial paydown of the Bank of America Loan in April 2005 from proceeds of the sale of the Tumi Building.

      Registrant’s Plan to Restore Liquidity.

      Registrant’s short-term challenge is to pay down its accounts payable and fund additional tenant improvements and leasing commissions associated with any new leases at its properties. Registrant has been funding these expenditures primarily from the proceeds of the sale of properties.

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

      Registrant has classified the Alamo Towers in San Antonio, Texas and the Kotura Building in Monterey Park, California as “held for sale,” but it has yet to succeed in consummating any agreement to sell those buildings. If either or both of those buildings are sold, Registrant intends to use the net proceeds, after payment of sales commissions and other closing costs, to fund capital improvements, tenant improvements, and leasing commissions at its New York and San Antonio properties and to augment working capital and reduce accounts payable and accrued expenses. There is no assurance that Registrant will consummate a sale of those buildings or the final terms of any such transactions.

      Registrant is more aggressively pursuing new tenants at its properties. In 2005, Registrant leased approximately 35,940 square feet of office space at an approximate annual base rent of $1,226,000 (after free rent periods) at the New York building. In the first nine months of 2006, Registrant has entered into leases and lease extensions covering approximately 23,400 square feet of office space at an approximate annual base rent of $1,023,000 (after free rent periods) at the New York building. Registrant is also seeking to replace multi-tenant floors at the New York building with single-tenant floors. Accordingly, leases on multi-tenant floors have been allowed to terminate. In the first nine months of 2006, approximately 14,580 square feet of such space, with an approximate annual base rent of $311,000, has been vacated at the New York building.

      Distributions.

      Except for approximately $47,000 deemed distributed to partners upon payment of withholding taxes in connection with the sale of the Tumi Building in New Jersey, Registrant was forced to suspend distributions for the first three quarters of 2006 and for each of the four quarters of 2005. The level of distributions in the future will be dependent upon Registrant’s ability to increase its operating income, which will entail numerous factors, including securing replacement tenants at 475 Fifth Avenue and funding additional tenant and capital improvements. Registrant cannot yet estimate when it will resume distributions to Unitholders. There is no assurance as to the level of any resumed distributions or the date of any such resumption.

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

Results of Operations

Nine Months Ended September 30, 2006 versus 2005

      Rental revenue in 2006 increased by 13.0% from 2005 because of new leases signed at the New York building. Other income increased by 35.1% in 2006 because of revenue from advertisements placed outside the New York building during repair work.

      Property operating costs increased by 2.0% in 2006 primarily because of increased insurance and utilities costs in New York. Management fees increased by 7.5% in 2006 from 2005 because of increased rental revenue. Bad debt expense increased by 776.8% in 2006 because of the write-off of balances due from tenants who vacated the New York building in 2006. General and administrative expenses decreased by 16.4% in 2006 from 2005 primarily because of increased securities law compliance costs incurred in 2005 and legal fees incurred in 2005 in pursuing enforcement of a judgment in Poland. Amortization increased by 12.9% in 2006 primarily because of the amortization of commissions and legal fees for leases at the New York property.

      Loss from discontinued operations for the nine months ended September 30, 2006 is attributable to the Alamo Towers and the Kotura Building and, in 2005, to the Tumi Building, the Mercury Insurance Group Building, the Alamo Towers, and the Kotura Building. Registrant’s loss from discontinued operations decreased by 69.5% primarily because of an approximate $419,000 loss recognized in 2005 upon the sale of the Tumi Building, the discontinuation of depreciation from properties sold and classified as held for sale in 2005 and 2006, and the discontinuation of interest and amortization of deferred financing costs after satisfaction in full of the Bank of America Loan in December 2005, all of which more than offset the $600,000 impairment loss recognized in 2006 with respect to the Alamo Towers and the bad debt expense incurred in 2006 from the write-off of deferred rent receivable upon classifying the Kotura Building as “held for sale.” In compliance with the adoption of Statement of Financial Accounting Standards No. 144, Registrant is required to reclassify its operating income into discontinued operations for all prior periods. This practice results in a reclassification of amounts previously reported as continuing operations into discontinued operations.

      Registrant’s net loss for the nine months ended September 30, 2006 decreased by 52.2% from the comparable period in 2005. The decrease in Registrant’s net loss was primarily attributable to the increase in rental revenue and the decrease in net loss from discontinued operations in 2006 as contrasted to 2005.

Three Months Ended September 30, 2006 versus 2005

      Rental revenue in 2006 decreased by 1.7% from 2005 primarily because of small tenant vacancies in 2006 at the New York building. Other income increased by 83.5% from 2005 to 2006 because of revenue from advertisements placed outside the New York building during repair work.

      Property operating costs increased by 12.5% in 2006 primarily because of increased insurance and utilities costs in New York. Management fees decreased by 8.4% in 2006 due to the decrease in rental revenue. Bad debt expense incurred in 2006 is attributable to the write-off of balances due from tenants who vacated the New York building in 2006; there was no bad debt expense during the three months ended September 30, 2005. General and administrative expenses decreased by 23.4% in 2006 from 2005 primarily because of increased securities law compliance costs incurred in 2005 and legal fees incurred in 2005 in pursuing enforcement of a judgment in Poland. Amortization increased by 7.5% primarily because of the amortization of commissions and legal fees for leases at the New York property.

      Loss from discontinued operations is attributable to the Alamo Towers and the Kotura Building in 2006 and to the Mercury Insurance Group Building, the Alamo Towers, and the Kotura Building in 2005. Registrant’s loss from discontinued operations decreased by 76.1% in 2006 primarily because of the discontinuation of depreciation from properties sold and classified as held for sale in 2005 and 2006 and the discontinuation of interest and amortization after satisfaction in full of the Bank of America Loan in December 2005, which more than offset bad debt expense incurred in 2006 from the write-off of deferred rent receivable upon classifying the Kotura Building as “held for sale.”

      Registrant’s net loss for the three months ended September 30, 2006 decreased by 6.8% from the comparable period in 2005. The decrease in Registrant’s net loss was primarily because of the decrease in net loss from discontinued operations in 2006 as contrasted to 2005.

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

      Valuation of Properties Held for Use and Sale.

      On a quarterly basis, management reviews the carrying value of its properties for impairment. Registrant records impairment losses and reduces the carrying value of properties when indicators of impairment are present and the expected undiscounted cash flows related to those properties are less than their carrying amounts. In cases where Registrant does not expect to recover its carrying costs on properties held for use, Registrant reduces its carrying cost to fair value; for properties held for sale, Registrant reduces its carrying value to the fair value less costs to sell. Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period. These assumptions could differ materially from actual results in future periods. If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material. For the nine months ended September 30, 2006, Registrant recorded an impairment write-down of $600,000 to reduce the carrying amount of the Alamo Towers.

      Bad Debts

      Registrant maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make payments on arrearages in billed rents and expense recoveries; however, as of September 30, 2006, Registrant has determined that no allowance for doubtful accounts was necessary. If the financial condition of Registrant’s tenants were to deteriorate, resulting in an impairment of their ability to make payments, allowances may be required.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant has the 475 Loan, a fixed rate debt instrument. As of September 30, 2006, none of Registrant’s outstanding debt was subject to variable rates. The average interest rate on Registrant's debt was 8.27% at both December 31, 2005 and at September 30, 2006. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

     The fair value of Registrant’s fixed rate borrowings, using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at September 30, 2006 (estimated at 5.42% per annum) was approximately $31,965,000. An increase of 1% in market rates would reduce the fair value of such fixed rate borrowings by approximately $823,000. A 1% decrease in market rates would increase such fair value by approximately $728,000.

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

PART II. OTHER INFORMATION

Item 5. Other Information.

Termination of Kotura Sale Agreement

     As reported in Registrant’s Current Report on Form 8-K dated September 21, 2006, Registrant entered into a Purchase and Sale Agreement dated as of September 21, 2006 (the “Kotura Sale Agreement”) with BH & Sons, LLC (“Purchaser”) to sell, transfer, grant and assign the land, building and other improvements, leases, rents, security deposits, and other rights and property known as the Kotura Building situated in Monterey Park, California. The Kotura Sale Agreement was subject to Purchaser’s due diligence inspection. Purchaser had until October 23, 2006 to notify Registrant in writing of its decision to proceed with the purchase of the Kotura Building, or else the Kotura Sale Agreement would be terminated. Purchaser failed to deliver that notice to Registrant and subsequent negotiations failed to produce an amended sale agreement. Accordingly, the Kotura Sale Agreement has been terminated. There was no material relationship between Registrant or its affiliates and Purchaser other than the Kotura Sale Agreement.

     Registrant owns fee title to the Kotura Building and its 90,000 square feet of underlying land, free and clear of any liens and encumbrances. The property was built in 1985 and contains 22,250 net rentable square feet. The property was reconfigured in 2001 for use as office, design and development space for use pursuant to a net lease for the entire premises.

     The building is 100% leased to Kotura, Inc. (“Kotura”), a successor by merger to the tenant, LightCross, Inc. (“LightCross”), pursuant to a lease dated as of November 17, 2000. The initial term of the lease is ten (10) years from September 1, 2001, subject to two five-year renewal options. The lease requires approximate annual net rent of $458,970 until August 31, 2007 ($20.63 per square foot) and increases to $472,254 in the two-year period ending August 31, 2009 ($21.22 per square foot) and $486,070 in the two-year period ending August 31, 2011 ($21.85 per square foot). The lease requires payment of a fair market rental during any renewal periods. This lease is a net lease and, except for certain structural and mechanical conditions, the tenant is responsible for all costs, expenses, and obligations relating to the premises and the use, operation, occupancy, management, maintenance, and repair of the building, including insurance and real estate taxes.

     Upon termination of the Kotura Sale Agreement, the escrow agent was required to return Purchaser’s downpayment in the amount of $50,000.

     Registrant intends to continue marketing the Kotura Building and the Alamo Towers in San Antonio, Texas for sale. If it is successful in selling either or both of these properties, Registrant will use the net proceeds primarily to fund capital improvements, tenant improvements, and leasing commissions at its New York property and to augment working capital and reduce accounts payable and accrued expenses.

475 Fifth Avenue Sale Agreement

     On November 17, 2006, Registrant entered into a Purchase and Sale Agreement (the “475 Fifth Avenue Sale Agreement”) with 350 Park TMG LLC (“Purchaser”) to sell, transfer, grant and assign the land, building and other improvements, leases, rents, security deposits, and other rights and property known as 475 Fifth Avenue situated in New York, New York.

     Registrant owns fee title to 475 Fifth Avenue, subject to the lien of a first mortgage loan (the “475 Fifth Loan”) with an outstanding principal balance of approximately $30,055,000. 475 Fifth Avenue is a multi-tenant office building with approximately 258,500 square feet (increased from approximately 243,600 square feet due to re-measuring of vacant space).

     The sale price to be paid by Purchaser for 475 Fifth Avenue is $160,000,000 (the “Purchase Price”). The Purchase Price, plus or minus any closing adjustments, is payable in immediately available U.S. funds at the closing of the purchase and sale (the “Closing”). In addition to the Purchase Price, Purchaser shall pay to Registrant $1,000,000 on account of the prepayment amount Registrant is required to pay to the holder of the 475 Fifth Loan. Purchaser is required to pay into escrow the sum of $16,000,000, which will be held in an interest bearing account, as an earnest money deposit towards the Purchase Price. Closing of the purchase and sale of 475 Fifth Avenue will be in escrow through Commonwealth Land Title Insurance Company and the balance of the Purchase Price will be released to Registrant upon recording of the deed or issuance of a title policy by the title company.

     The sale of 475 Fifth Avenue is not subject to Purchaser’s due diligence or other investigation. The sale of the building is subject to Registrant’s obtaining the consent of its unitholders, which consent must be obtained by December 15, 2006, subject to extension for an additional 14 days.

     There is no assurance that Purchaser will consummate a purchase of 475 Fifth Avenue or the final terms of any such transaction.

     Registrant will file a Current Report on Form 8-K, with complete details of the 475 Fifth Avenue Sale Agreement, within four (4) business days of November 17, 2006.

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

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

	By:	1345 REALTY CORPORATION
AS CORPORATE GENERAL PARTNER

Date: November 17, 2006	By:	/s/ Robert F. Gossett, Jr.
Robert F. Gossett, Jr., President

Date: November 17, 2006	By:	/s/ Pauline G. Gossett
Pauline G. Gossett, Secretary