Form 10-K
period 2006-12-31
CORPORATE REALTY INCOME FUND I L P
filed 2007-10-18
CIK 785898

OMB APPROVAL

OMB Number: 3235-0063
Expires: April 30, 2009
Estimated average burden
hours per response..2,196.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Depositary Units of Limited Partnership
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	No	X

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
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No	X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$24,737,156.

Documents Incorporated by Reference in this Form 10-K

     None.

CORPORATE REALTY INCOME FUND I, L. P.

Annual Report on Form 10-K

December 31, 2006

ii

PART I

Item 1. Business.

Significant Recent Developments

     Corporate Realty Income Fund I, L.P. (“Registrant”) has effected the following recent significant transactions, leading to our dissolution, liquidation, and termination:

     On November 17, 2006, Registrant entered into a Purchase and Sale Agreement to sell the office building known as 475 Fifth Avenue situated in New York, New York for a sales price of $161,000,000. The sale closed on April 2, 2007, at which time we paid off our outstanding mortgage loan and received net proceeds, after closing fees and costs, of approximately $121,854,000.

     On December 8, 2006, Registrant entered into a Purchase and Sale Agreement to sell the Kotura Building located in Monterey Park, California for a sales price of $5,200,000. We completed the sale on March 15, 2007, at which time we received net proceeds, after closing fees and expenses, of approximately $4,645,000.

     On December 15, 2006, Registrant entered into a Purchase and Sale Agreement to sell the office building known as the Alamo Towers situated in San Antonio, Texas for a sales price of $15,833,000. We completed the sale on February 28, 2007, at which time we received net proceeds, after closing fees and expenses, of approximately $14,932,500.

     On December 15, 2006, Registrant’s general partners adopted a Plan of Dissolution and Liquidation (the “Plan”) that was approved by the holders (“Unitholders”) of our depositary units of limited partnership interests (“Units”) on February 9, 2007. The Plan contemplated the sale of all of our assets, payment of all of our liabilities, winding up of our operations, and termination of Registrant. We have sold all of our real properties and, on or about May 22, 2007, we distributed an aggregate of approximately $130,670,000 as a final liquidating distribution, of which approximately $128,000,000 was paid to Unitholders and $2,670,000 was paid to the General Partners.

General

     Registrant is a Delaware limited partnership organized on November 25, 1985 pursuant to the Delaware Revised Uniform Limited Partnership Act. The general partners of Registrant are 1345 Realty Corporation, a Delaware corporation (the "Corporate General Partner"), and Robert F. Gossett, Jr. (the "Individual General Partner") (collectively, the "General Partners"). The limited partners of Registrant are hereinafter collectively referred to as the "Limited Partners."

     Registrant has four subsidiaries. One subsidiary, 475 Fifth Avenue Limited Partnership (the “Subsidiary Partnership”), a Delaware limited partnership, owned the office building located at 475 Fifth Avenue in New York, New York. A second subsidiary, 475 Fifth-GP, Inc. (the “Subsidiary Corporation”), a Delaware corporation, is the sole general partner of the Subsidiary Partnership. Registrant is the sole limited partner of the Subsidiary Partnership, with a 99% interest in all items of income, gain, loss, and deduction, and the sole shareholder of the Subsidiary Corporation. A third subsidiary, 475 Fifth Avenue Management Corporation (the “Management Corporation”), a New York corporation that managed 475 Fifth Avenue, is a direct wholly-owned subsidiary of the Subsidiary Partnership. A fourth, Corporate Realty Liquidation LLC (the “Liquidation Subsidiary”), a Delaware limited liability company, was organized in March 2007, as a wholly-owned subsidiary of Registrant, to facilitate and expedite the liquidation of Registrant.

     In 1986 and 1987, Registrant sold $80,000,000 of Units and invested aggregate funds in excess of $100,000,000 (including $40,000,000 of financing proceeds) in acquiring and improving our properties, which numbered six on January 1, 2004. In October 2004, we sold the Directory Building located in Las Colinas, Texas. In April 2005, we sold the Tumi Building located in South Plainfield, New Jersey. In December 2005, we sold the Mercury Insurance Group Building located in Oklahoma City, Oklahoma. We sold our last three properties, the Alamo Towers located in San Antonio, Texas, the Kotura Building located in Monterey Park, California, and 475 Fifth Avenue located in New York, New York, between February 28 and April 2, 2007, as described below.

     For the years ended December 31, 2006 and 2005, one tenant (Flack & Kurtz) at 475 Fifth Avenue accounted for more than 10% of our total rental revenue (13.7% in 2006 and 11.2% in 2005). Verizon Directories Corp., a tenant in the Directory Building (17%), was the only tenant at our properties that accounted for more than 10% of Registrant's total rental revenue during the year ended December 31, 2004.

Plan of Dissolution and Liquidation

   General

     On December 15, 2006, the General Partners approved the Plan. On February 9, 2007, the Unitholders approved the Plan by the affirmative vote of 67.93% of the outstanding Units (a majority was required for approval).

     We sold all our property and assets and distributed the net proceeds to our partners and Unitholders in a final liquidating distribution made on or about May 22, 2007. We established a reserve the amount of $750,000, which was determined by the General Partners to be sufficient to pay for ongoing winding-up and reporting activities and to satisfy actual and potential liabilities, expenses, and obligations. Upon payment of our liquidating distribution, all of the outstanding Units were cancelled. The sole remaining partners of the Partnership are the General Partners and their affiliate. Simultaneously with payment of the liquidating distribution, an affiliate of the General Partners purchased all of the limited partnership interests in the Partnership for a purchase price of $700,000, which sum was included in the funds available for the liquidating distributions. The net balance, if any, of the Partnership’s $750,000 reserve remaining after payment, provision, or discharge of all of our liabilities, expenses, and obligations will be available for distribution to the General Partners and their affiliate.

     The $700,000 paid by the General Partners’ affiliate constitutes the value of the Partnership’s remaining assets, net of any remaining liabilities, expenses, and obligations. The value of the remaining assets, net of remaining liabilities, expenses, and obligations, was determined by the General Partners, in their sole discretion, without any appraisal, valuation report, or fairness opinion (see “—Remaining Assets” below).

     After liquidation of its remaining assets and liabilities, the Partnership will file a Certificate of Cancellation with the Secretary of State of the State of Delaware.

     We discontinued recording transfers of Units in February 2007, after which certificates representing Units were no longer assignable or transferable on our books.

   Contingency Reserve

     Under the Delaware Revised Uniform Limited Partnership Act, we generally are required, in connection with our Dissolution, to pay or make reasonable provision for payment of our liabilities and obligations. We paid all expenses and fixed and other known liabilities, and set aside a $750,000 reserve, consisting of cash and other assets that we believed to be adequate for payment of those known liabilities, as well as claims that are unknown or have not yet arisen but that, based on facts known to us, are likely to arise or become known to us within ten years after the date of our Dissolution.

     The amount of the reserve was based upon estimates and opinions of the General Partners and a review of, among other things, our estimated contingent liabilities and our estimated ongoing expenses, including, without limitation, anticipated salary and benefits payments, estimated legal and accounting fees, rent, payroll and other taxes, miscellaneous office expenses, facilities costs and expenses accrued in our financial statements. If the reserve is not sufficient to satisfy all of our obligations, expenses and liabilities, our Unitholders could be liable to return distributions made to them, up to the total amount distributed by us to that Unitholder pursuant to the Plan.

Alamo Towers

     On February 28, 2007, Registrant sold the land, building and other improvements, leases, rents, security deposits, and other rights and property known as the Alamo Towers situated in San Antonio, Texas to Alamo Towers – Cotter, LLC, as assignee of James F. Cotter (“Alamo Purchaser”). There is no material relationship, other than in respect of the sale of the Alamo Towers, between Alamo Purchaser and Registrant or any of Registrant’s affiliates, general partners, officers or directors of such general partners, or any associate of such general partners, officers, or directors.

     Registrant owned fee title to the Alamo Towers and its 13 acres of underlying land, free and clear of any liens and encumbrances. The Alamo Towers is an office building consisting of two stand-alone 8-story towers that were built in 1975 and 1981 and contain approximately 183,400 net rentable square feet of office space and a 10,500 square foot basement.

     As of October 31, 2006, the office space in the property was approximately 79.2% leased to 41 tenants at an average current base rent (without reduction for any free rent periods) of approximately $15.88 per square foot.

     The sale price paid by Alamo Purchaser for the Alamo Towers was $15,833,000 (the “Alamo Purchase Price”). The Alamo Purchase Price was paid in cash at the closing of the purchase and sale (the “Alamo Closing”).

     At the Alamo Closing, Alamo Purchaser released Registrant from and waived all claims and liability which Alamo Purchaser may have against Registrant for any structural, physical and environmental condition of the Alamo Towers including, without limitation, the presence, discovery, or removal of any hazardous materials in, at, about, or under the Alamo Towers.

     Registrant paid sales commissions to third parties aggregating $633,320, an additional sales fee of $100,000 to the manager of the Partnership’s San Antonio, Texas and Oklahoma City, Oklahoma buildings, and reimbursement of $20,000 of the broker’s out-of-pocket expenses, in connection with the sale of the Alamo Towers to Alamo Purchaser. Registrant also paid operating adjustments, escrow fees, transfer taxes, title insurance premium, and other customary closing costs aggregating approximately $147,200 in connection with a sale of the Alamo Towers.

     At the Alamo Closing, Registrant paid outstanding leasing commissions of approximately $15,400, real estate taxes of approximately $575,700, and a deferred sales fee of $69,000 to the manager of the Partnership’s Oklahoma City, Oklahoma building. After all costs, expenses, and payments associated with the sale of the Alamo Towers, Registrant received net proceeds aggregating approximately $14,272,400 from the sale of that building.

     Registrant acquired the Alamo Towers in March 1997 for a purchase price of approximately $12,002,000, inclusive of capitalized closing and related costs. At December 31, 2005, the Alamo Towers had a book value estimated at approximately $15,348,000, net of accumulated depreciation and a write-down of $600,000 to reduce the carrying amount of the Alamo Towers to fair value, less costs of sale.

Kotura Building

     On March 15, 2007, Registrant sold the land, building and other improvements, leases, rents, security deposits, and other rights and property known as the Kotura Building situated in Monterey Park, California to 2630 Corporate Place, LLC, as assignee of Great American Capital (“Kotura Purchaser”). There is no material relationship, other than in respect of the sale of the Kotura Building, between Kotura Purchaser and Registrant or any of Registrant’s affiliates, general partners, officers or directors of such general partners, or any associate of such general partners, officers, or directors.

     Registrant owned fee title to the Kotura Building and its 90,000 square feet of underlying land, free and clear of any liens and encumbrances. The property was built in 1985 and contains 22,250 net rentable square feet. The property was reconfigured in 2001 for use as office, design and development space for use pursuant to a net lease for the entire premises.

     The building is 100% leased to Kotura, Inc. (“Kotura”), a successor by merger to the tenant, LightCross, Inc., pursuant to a lease dated as of November 17, 2000. The initial term of the lease is ten (10) years from September 1, 2001, subject to two five-year renewal options. The amended lease requires approximate annual net rent of $472,254 in the two-year period ending August 31, 2009 ($21.22 per square foot) and increases to $486,070 in the two-year period ending August 31, 2011 ($21.85 per square foot). The lease requires payment of a fair market rental during any renewal periods. This lease is a net lease and, except for certain structural and mechanical conditions, the tenant is responsible for all costs, expenses, and obligations relating to the premises and the use, operation, occupancy, management, maintenance, and repair of the building, including insurance and real estate taxes.

     The sale price paid by Kotura Purchaser for the Kotura Building was $5,200,000 (the “Kotura Purchase Price”). The Kotura Purchase Price was paid in cash at the closing of the purchase and sale (the “Kotura Closing”).

     At the Kotura Closing, Kotura Purchaser released Registrant from and waived all claims and liability which Kotura Purchaser may have against Registrant for any structural, physical and environmental condition of the Kotura Building including, without limitation, the presence, discovery, or removal of any hazardous materials in, at, about, or under the Kotura Building.

     Registrant paid sales commissions to third parties (including Kotura Purchaser’s agent) aggregating $416,000 in connection with the sale of the Kotura Building to Kotura Purchaser. Registrant also paid operating adjustments, escrow fees, transfer taxes, title insurance premium, and other customary closing costs aggregating approximately $139,100 in connection with the sale of the Kotura Building. After all costs, expenses, and payments associated with the sale of the Kotura Building, Registrant received net proceeds aggregating approximately $4,644,900 from the sale of that building.

     Registrant acquired the Kotura Building in July 1986 for a purchase price of approximately $4,182,000, inclusive of acquisition fees. At December 31, 2005, the Kotura Building had a book value estimated at approximately $3,967,000, net of accumulated depreciation.

475 Fifth Avenue

     On April 2, 2007, the Subsidiary Partnership sold the land, building and other improvements, leases, rents, security deposits, and other rights and property known as 475 Fifth Avenue situated in New York, New York to WBM 475 Fifth Owner LLC, as assignee of 350 Park TMG LLC (“New York Purchaser”). There is no material relationship, other than in respect of the sale of 475 Fifth Avenue, between New York Purchaser and Registrant, the Subsidiary Partnership, or any of their affiliates, general partners, officers or directors of such general partners, or any associate of such general partners, officers, or directors.

     The Subsidiary Partnership owned fee title to 475 Fifth Avenue, subject to the lien of a first mortgage loan (the “475 Loan”). 475 Fifth Avenue is a 23-story office building with approximately 19,150 square feet of retail space on the first floor and basement, 234,000 square feet of office space, and 5,300 square feet of basement storage space. As of October 31, 2006, approximately 72.0% of the rentable square footage of office and retail space in the building was leased (including approximately 74.0% of the office space and 47.6% of the retail space), at an average current base rent (without reduction for any free rent periods) of approximately $41.35 per square foot (approximately $35.01 per square foot of office space and $161.89 per square foot of retail space). The preceding occupancy and rental rates include approximately 3,550 square feet occupied by Registrant as its principal office at a base rent of $39.75 per square foot.

     At the closing of the purchase and sale (the “New York Closing”), the Subsidiary Partnership prepaid the outstanding principal balance of the 475 Loan, in the approximate amount of $29,857,000. The total payment of approximately $31,670,000 also included interest of approximately $219,000, a prepayment premium of approximately $2,531,000, and a credit of approximately $939,500 on account of a tax escrow and replacement and repair reserves.

     The sale price paid by New York Purchaser for 475 Fifth Avenue was $160,000,000 (the “New York Purchase Price”). The New York Purchase Price was paid in cash at the New York Closing. In addition to the New York Purchase Price, New York Purchaser paid to the Subsidiary Partnership $1,000,000 on account of the prepayment amount the Subsidiary Partnership was required to pay to the holder of the 475 Loan. The Subsidiary Partnership granted a $145,000 credit to New York Purchaser for capital improvements yet to be made.

     At the New York Closing, New York Purchaser released the Subsidiary Partnership from and waived all claims and liability which New York Purchaser may have against the Subsidiary Partnership for any structural, physical and environmental condition of 475 Fifth Avenue including, without limitation, the presence, discovery, or removal of any hazardous materials in, at, about, or under 475 Fifth Avenue.

     The Subsidiary Partnership paid sales commissions to third parties aggregating $2,400,000 in connection with the sale of 475 Fifth Avenue to New York Purchaser. The Subsidiary Partnership also paid transfer taxes and other customary closing costs aggregating approximately $4,840,000 in connection with the sale of 475 Fifth Avenue. After all costs, expenses, and payments associated with the sale of 475 Fifth Avenue, Registrant received net proceeds aggregating approximately $121,873,600 from the sale of that building.

     The Subsidiary Partnership acquired 475 Fifth Avenue in December 1996 for a purchase price of approximately $27,440,000, inclusive of capitalized costs and related costs. At December 31, 2005, 475 Fifth Avenue had a book value estimated at approximately $30,939,000, net of accumulated depreciation.

Remaining Assets

     In addition to furniture, fixtures, and equipment, we have four classes of contingent or assets. First, we have a judgment in the approximate amount of $4,389,400 obtained against Gdynia America Line, Inc. (“Gyndia”), a tenant that had occupied approximately 21,650 square feet (20.3%) in the Tumi Building. On March 9, 1999, Gdynia filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Polish Ocean Lines, a Polish corporation partially owned by the Polish Government, is jointly and severally obligated under this lease. On or about April 30, 1999, the lease, with a term expiring in May 2007 and annual rental payments of approximately $446,000, was rejected in the bankruptcy proceeding. In July 2000, Registrant obtained a judgment in an action in the Superior Court of New Jersey Law Division, Middlesex County against Polish Ocean Lines in the approximate amount of $618,600. On May 4, 2001, the amount of this judgment was increased to approximately $4,389,400. Registrant pursued enforcement of its judgment, obtaining a ruling in 2007 recognizing enforceability of its judgment in Poland. Polish Ocean Lines appealed that decision and we have reached a settlement pursuant to which we are to receive a total of $1,500,000 payable $300,000 on signing, $200,000 on October 31, 2007, and $200,000 annually over a 5-year period. We received the initial $300,000 payment on September 21, 2007. We are to receive interest at the six-month LIBOR rate on the unpaid balance. If Polish Ocean Lines defaults in these payments, we can enforce our judgment, but only for the unpaid balance of the $1,500,000. To secure our right to receive these settlement payments, we have received a first lien on a ship that is leased to a subsidiary of Polish Ocean Lines. Despite this settlement, our ability to receive these payments is uncertain because of the following: Polish Ocean Lines has limited annual earnings; there is an outstanding judgment or claim against Polish Ocean Lines for $15,000,000; and it is unclear whether Polish Ocean Lines actually owns the ship against which it has granted us a lien to secure payment of its settlement obligations. The sale of the Tumi Building did not include our judgment against Polish Ocean Lines or any rights we may have with respect to our litigation against Polish Ocean Lines.

     Second, we commenced actions to collect rent payments (an aggregate annual rent of approximately $1,244,000) from tenants under leases for an aggregate of approximately 33,550 square feet of office space in the New York building. The tenants’ filings for protection under Chapter 11 of the U.S. Bankruptcy Code stayed our actions. We have filed proofs of claim in those bankruptcy proceedings. In one of those proceedings, Registrant will be paid $25,000 upon confirmation of the bankruptcy plan and an additional $25,000 if funds are available after payment of other administrative claims and priority unsecured claims. We have also been awarded a general unsecured claim in the amount of $1,000,000, but believe it is unlikely that adequate funds will be available to any significant amount of that claim.

     Third, we filed proofs of claim in a bankruptcy proceeding commenced in 1990 by the former tenant in a building then owned by us in Boulder, Colorado. The claim, which includes amounts owed for pre-petition rent, an administrative claim for rent during the bankruptcy proceeding, and rents due for the period after the lease was rejected in the bankruptcy proceeding, was initially disallowed as untimely. The Court agreed to reopen the case, but it then disallowed our claim. The bankruptcy estate has filed a motion seeking court costs against us, including legal fees of approximately $120,000. We are exploring a suit against the attorney who represented us in the bankruptcy proceeding.

     Fourth, in 2003 we received a warrant to purchase, for $2,500, equity securities to be issued by Kotura, Inc. with an initial value of $250,000. It is unclear whether this warrant ever will have any value.

475 Loan

     On April 2, 2007, the Subsidiary Partnership paid approximately $31,670,000 to the holder of the 475 Loan to satisfy in full the principal balance, accrued interest, and prepayment premium of approximately $2,531,000, net of a credit of approximately $939,500 on account of a tax escrow and replacement and repair reserve. Upon payment, the holder released its lien on 475 Fifth Avenue. This pay-off of the 475 Loan was funded from proceeds of the sale of 475 Fifth Avenue.

     The 475 Loan was to mature on September 1, 2009 and it bore interest at a rate of 8.27% per annum. The 475 Loan required monthly payments of interest plus principal payments based on a 30-year amortization schedule. The monthly payments amounted to $240,855.

Bank of America Loan

     On December 29, 2005, Registrant paid approximately $6,079,800 to Bank of America, N.A. to satisfy in full the principal balance and accrued interest of a first mortgage line-of-credit loan (the “Bank of America Loan”). Upon such payment, Bank of America released its mortgage liens on the Mercury Insurance Group Building, the Alamo Towers, and the Kotura Building. This pay-off of the Bank of America Loan was funded from proceeds of the sale of the Mercury Insurance Group Building. On April 25, 2005, Registrant had paid down the Fleet Loan (the Bank of America Loan resulted from an extension and amendment of the Fleet Loan) by $6,517,500 with proceeds from the sale of the Tumi Building.

     On August 9, 2005, the Fleet Loan was extended and amended by Bank of America. The Bank of America Loan featured a $3,000,000 loan advance and an extended maturity date of August 15, 2007.

Competition

     Because we sold all of our properties and liquidated our remaining assets and liabilities, we do not face any competition.

Employees

     Registrant currently employs three persons. The business of Registrant is managed by the General Partners. See Item 10 - "Directors and Executive Officers of the Registrant" and Item 13 - "Certain Relationships and Related Transactions."

Item 1A. Risk Factors.

     We have sold all of our real properties and have liquidated our remaining assets and liabilities. Accordingly, we do not face any significant continuing risks.

We continue to incur the expenses of complying with public company reporting requirements.

     We currently comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though such compliance is economically burdensome. To curtail these expenses, after filing of this report and a quarterly report on Form 10-Q for the quarter ended March 31, 2007, we intend to deregister our Units.

Each Unitholder may be liable for an amount up to the amount distributed to such Unitholder by us if our reserves for payments to creditors are inadequate.

     Under applicable Delaware law, in the event we failed to create an adequate contingency reserve for payment of our expenses and liabilities, each of our Unitholders could be held liable for payment up to the amount distributed to such Unitholder in the liquidation. In such event, a Unitholder could be required to return up to all amounts received as distributions pursuant to the Plan. Moreover, even though a Unitholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount will not result in a recalculation of the gain or loss on the liquidation. Instead, a Unitholder's repayment will generally be treated as a contribution to capital that will entitle the Unitholder to deduct his, her, or its proportionate share of any loss generated by the payment of the contingent liability in the year of payment. Any such loss cannot be carried back to offset any liquidation gain recognized earlier. We cannot assure you that the contingency reserve that we established will be adequate to cover all expenses and liabilities.

The General Partners’ valuation of our remaining unsold assets was not assessed independently and may have presented the General Partners with a conflict of interest.

     To facilitate and expedite the liquidation of Registrant, payment of a final liquidation distribution to our partners and Unitholders, and the termination of Registrant, the General Partners’ affiliate will acquire all of the limited partnership interests in the Partnership for an amount equal to the deemed value of our remaining assets, net of any remaining liabilities and obligations. The net value of our remaining assets was not readily ascertainable. The $700,000 payment was determined by the General Partners without the benefit of any appraisal, valuation, fairness opinion, or other independent assessment. The General Partners may be deemed to have had a conflict of interest in determining the amount of that payment by the affiliate.

The General Partners faced a possible conflict of interest in calculating the allocation of net income and distributions and their Subordinated Property Disposition Fee.

     The General Partners’ 1% share of net income and distributions from the sale of its last three properties increased to 25% after the Unitholders received an amount that, when added to all prior distributions, equaled their original invested capital plus an 8% per annum cumulative noncompounded return. The General Partners also received a Subordinated Property Disposition Fee equal to 1% of the gross sales price of each property (including those previously sold if the aggregate sales commissions and other property disposition fees and compensation paid to all persons for a particular property did not exceed 6% of the gross sales price of such property) after Unitholders received distributions of cash from property sales equal to their original invested capital. The General Partners determined and calculated the distributions paid to Unitholders, satisfaction of the 8% per annum return, and the amount of its Subordinated Property Disposition Fee. No independent third party verified such determinations and calculations. Accordingly, the General Partners faced a possible conflict of interest in making such determinations and calculations in a manner that is fair to the Unitholders.

Item 1B. Unresolved Staff Comments.

     Not applicable.

Item 2. Properties.

     We have sold all of our real properties. See “Item 1. Business” above. We lease approximately 3,550 square feet of office space at 475 Fifth Avenue in New York, New York at a base rent of $39.75 per square foot. We may terminate the lease at any time on 30 days’ notice to the landlord.

Item 3. Legal Proceedings.

     Except for our actions against (i) Polish Ocean Lines, Inc., (ii) tenants under leases for an aggregate of approximately 33,550 square feet of office space in the New York building, and (iii) the bankruptcy estate of the former tenant of a building in Boulder, Colorado, we do not know of any material legal proceedings, other than ordinary immaterial routine litigation incidental to our business, pending against or involving us or any of our properties.

     The action against Polish Ocean Lines, Inc. is attributable to the rejection of its subsidiary’s lease for space in the Tumi Building. In July 2000, we obtained a judgment in the approximate amount of $618,600 in the Superior Court of New Jersey Law Division; Middlesex County. In May 2001, the amount of this judgment was increased to approximately $4,389,400. In 2007, we obtained a ruling recognizing the enforceability of our judgment in Poland. We have entered into a settlement agreement, pursuant to which we are to receive a total of $1,500,000, payable over five years. See “Item 1. Business – Remaining Assets.”

     The tenants under leases for approximately 33,550 square feet of office space in New York have vacated the space. We obtained possession of such space and commenced actions in New York State Supreme Court, New York County, to collect rent payments. The tenants’ filings for protection under Chapter 11 of the U.S. Bankruptcy Code stayed our actions. We have filed proofs of claim in those bankruptcy proceedings and, in one of those cases, have been awarded various claims. See “Item 1. Business – Remaining Assets.”

     Our claim in a bankruptcy proceeding commenced by a former tenant in a building then owned by us in Boulder, Colorado has been disallowed and the bankruptcy estate has filed a motion seeking court costs against us, including legal fees of approximately $120,000. See “Item 1. Business – Remaining Assets.”

Item 4. Submission of Matters to a Vote of Security-Holders.

     There were no matters submitted to a vote of Limited Partners or Unitholders and none were required to be submitted during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Security-Holder Matters and Issuer Purchases of Equity Securities.

     The Units of Registrant are not traded in any established public trading market. Since adoption of its Plan of Dissolution and Liquidation in February 2007, the Units are no longer transferable.

     Registrant suspended its Unit Repurchase Plan in 1998. An affiliate of the General Partners that purchased Units on the same terms and conditions as under the Unit Repurchase Plan suspended its purchases of Units in April 2004.

     There are no compensation plans under which equity securities of Registrant are authorized for issuance.

     As of May 22, 2007, upon payment of a final liquidating distribution, the Units are no longer deemed outstanding and there are no Unitholders of record.

     Except for approximately $224,000 deemed distributed to partners and Unitholders upon payment of withholding taxes in connection with the sale of the Tumi Building in New Jersey, Registrant did not make any cash distributions to investors for the fiscal years ended December 31, 2006 and 2005.

     Registrant made a final liquidation distribution to our partners and Unitholders on or about May 22, 2007 and it will not make any additional distributions.

Purchases of Equity Securities by Registrant and its Affiliates

     Registrant and its affiliates did not purchase any Units during the fourth quarter of the fiscal year covered by this report (the quarter ended December 31, 2006).

     Registrant’s Unit Repurchase Plan was not limited as to the number or dollar amount of purchases, but Registrant was limited to a maximum of $3,000,000 in Unit repurchases by its loan documents. Registrant did not set an expiration date for this plan, but the Plan effectively terminated in February 2007 when our Plan of Dissolution and Liquidation was approved. An affiliate of the General Partners also purchased Units on the same terms as the Unit Repurchase Plan, except that purchased Units were not canceled but were held by such affiliate. That affiliate suspended its purchases of Units in April 2004 and is no longer able to purchase Units since the Plan was adopted.

Item 6. Selected Financial Data.

Statement of Net Assets

Liquidation Basis
As of December 31, 2006
Total assets	$176,796,283

Long-term obligations	$29,960,345

Net assets in liquidation	$130,666,904

Net asset value per Unit	$42.90

Balance Sheet Data

	Going Concern Basis
	As of December 31,
	2005	2004	2003	2002
Total assets	$57,203,966	$73,000,305	$90,925,325	$97,372,747

Long-term obligations	$30,321,986	$40,394,601	$54,193,343	$55,040,618

Total partners’ capital	$20,304,206	$24,964,664	$29,352,504	$37,310,352

Operating Data

	Going Concern Basis
	For the Year Ended December 31,

	2006	2005	2004	2003	2002
General Administrative Expenses	$1,182,657	$1,255,433	$975,009	$763,924	$1,250,302

Loss from Continuing Operations	$(1,182,657)	$(1,255,433)	$(975,009)	$(763,924)	$(1,250,302)

Loss from Continuing Operations Per Unit (1)	$(0.39)	$(0.42)	$(0.32)	$(0.25)	$(0.41)

Loss from Discontinued Operations (2)	$(811,313)	$(3,405,025)	$(3,412,831)	$(7,193,924)	$(1,456,343)

Loss from Discontinued Operations
Per Unit (1)(2)	$(0.27)	$(1.13)	$(1.13)	$(2.39)	$(0.48)

Net Loss	$(1,993,970)	$(4,660,458)	$(4,387,840)	$(7,957,848)	$(2,706,645)

Net Loss Per Unit (1)	$(0.66)	$(1.55)	$(1.46)	$(2.64)	$(0.90)

Distributions Per Unit (1)(3)	$0.07	$0.00	$0.00	$0.00	$0.00
____________________

(1)	Per Unit numbers are based on 2,983,531 Units for all years.

(2)

Discontinued operations consist of the results of operations for the Directory Building and the Tumi Building, each of which was classified as “held for sale” in 2004, the Alamo Towers, which was classified as held for sale in 2005, the Mercury Insurance Group Building, which was sold in 2005, and 475 Fifth Avenue and the Kotura Building, each of which was classified as “held for sale” in 2006. In accordance with its consolidated statement of operations, those results of operations are reflected as discontinued operations for all periods presented. Loss from Discontinued Operations for the year ended December 31, 2003 includes impairment write-downs aggregating approximately $4,530,000 to reduce the carrying amount of the Directory Building and the Tumi Building to fair value at December 31, 2003. Loss from Discontinued Operations for the year ended December 31, 2006 includes an impairment write-down of $600,000 to reduce the carrying amount of the Alamo Towers to fair value at December 31, 2006. The Directory Building was sold in October 2004, the Tumi Building was sold in April 2005, and the Mercury Insurance Group Building was sold in

December 2005. The Alamo Towers was sold in February 2007, the Kotura Building was sold in March 2007, and 475 Fifth Avenue was sold in April 2007.

(3)	Distributions for the year ended December 31, 2006 consist of approximately $224,000 deemed distributed to partners and Unitholders upon payment of withholding taxes in connection with the sale of the Tumi Building in New Jersey.

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

Overview

     In recent years, we experienced a loss of tenants at our properties (particularly 475 Fifth Avenue in New York and a building in Oklahoma City), granted rent concessions and/or reduced rental rates in connection with obtaining lease extensions at the Las Colinas, Texas and South Plainfield, New Jersey buildings, and spent millions of dollars in capital improvements at the New York and San Antonio, Texas buildings, all of which affected our liquidity. Historically, we looked to cash flow from operations, our line-of-credit mortgage loan, and working capital to provide liquidity. However, our rental revenues declined and our ability to generate additional revenues from new tenants became dependent upon our ability to fund tenant improvements and leasing commissions associated with any new leases. In addition, we exhausted our borrowing capacity. Finally, we depleted most of our working capital while increasing accounts payable and accrued expenses.

   Plan of Dissolution and Liquidation

     In November 2006, we received several unsolicited inquiries about a sale of the New York building. Those inquiries led very quickly to offers and our signed agreement to sell that building for a gross sales price of $161,000,000. That sales price, together with the expected net proceeds from the sale of our other properties and assets, would enable us to make a liquidation distribution that would return Unitholders’ original invested capital plus an 8% per annum cumulative noncompounded return on that investment. It also enabled us to pay all of our outstanding and contingent liabilities and obligations. These benefits, together with the uncertainty at the time surrounding our efforts to sell the San Antonio, Texas and Monterey Park, California properties, convinced the General Partners to prepare the Plan that resulted in a dissolution and liquidation of Registrant.

     The General Partners concluded that the distribution of our assets in a liquidation had a greater probability of producing more value to our Unitholders than other alternatives. Among the factors that the General Partners considered, they ultimately found that the following factors weighed in favor of pursuing a dissolution:

  Registrant had already entered its liquidation phase in advance of the maturity date of the 475 Loan in September 2009 and the expiration of the term of Registrant in December 2010.

  Registrant’s reliance on sales of properties to finance capital and tenant improvements and leasing commissions at its remaining properties might compromise our ability to maximize Unitholder value.

  Registrant had neither the time nor the funds to effect a significant improvement in property operations prior to selling its remaining properties.

  The General Partners believed the risk of a downturn in the commercial real estate markets in which our properties were located was not justified by any potential gains in property values over the limited period remaining in the term of Registrant.

  The General Partners believed the limited public market for the Units would not provide comparable opportunities for Unitholders to realize value.

     Distributions.

     As a result of the adoption of our Plan of Dissolution and Liquidation, and the sale of our properties, we made a liquidating distribution in the approximate amount of $130,670,000 on or about May 22, 2007. Of such distribution, approximately $128,000,000 ($42.90 per Unit) was paid to Unitholders and $2,670,000 was paid to the General Partners.

     Except for approximately $224,000 deemed distributed to partners and Unitholders in 2006 upon payment of withholding taxes in connection with the sale of the Tumi Building in New Jersey, Registrant was forced to suspend distributions for each of the four quarters of 2006 and 2005.

   Property Sales

     In October 2004, we sold our building in Las Colinas, Texas, for a purchase price of $16,100,000. We used $13,000,000 of proceeds from such sale as a paydown of our loan, and we also paid (i) a rent refund to the tenant, sales commissions, and other closing costs aggregating approximately $714,500 and (ii) outstanding real estate taxes, leasing commissions, and other accrued expenses related to the building totaling approximately $656,000, so that we received approximately $1,730,000 of net proceeds from the sale.

     In April 2005, we sold our building in South Plainfield, New Jersey, for $9,750,000. We used approximately $6,524,000 from the proceeds of such sale as a paydown of our loan. We granted the purchaser a credit against the purchase price in the amount of $310,000 and paid (i) sales commissions and other closing costs aggregating approximately $454,700 and (ii) outstanding real estate taxes and leasing commissions related to the building totaling approximately $335,700, so that we received net proceeds of approximately $2,132,000 from the sale.

     In December 2005, we sold our building in Oklahoma City, Oklahoma, for a gross sales price of $7,000,000. We used approximately $6,079,800 of the sale proceeds to satisfy in full the principal balance and accrued interest of our loan. We granted the purchaser a credit against the purchase price in the amount of $100,000 and paid (i) sale commissions and other closing costs aggregating approximately $161,100, (ii) outstanding leasing commissions, tenant improvements to be performed, and real estate taxes aggregating $99,200, and (iii) bank attorneys’ fees in the approximate amount of $3,400, so that we received net proceeds of approximately $556,500 from the sale.

     In February 2007, we sold our building in San Antonio, Texas for a sales price of $15,833,000. We paid (i) sales commissions and other closing costs aggregating approximately $900,500, (ii) outstanding leasing commissions and real estate taxes related to the building totaling approximately $591,100, and (iii) a deferred sales fee of $69,000 to the manager of our Oklahoma City, Oklahoma bulding, so that we received net proceeds of approximately $14,272,400 from the sale of the building.

     In March 2007, we sold our building in Monterey Park, California for a sales price of $5,200,000. We paid sales commissions and other closing costs aggregating approximately $555,100, so that we received net proceeds of approximately $4,644,900 from the sale of the building.

     In April 2007, we sold our building in New York, New York for a sales price of $160,000,000, plus an additional $1,000,000 on account of the prepayment amount we were required to pay to the holder of the 475 Loan and less a $145,000 credit to the purchaser for capital improvements yet to be made. We used approximately $31,670,000 to satisfy in full the principal balance, accrued interest, and prepayment premium of the 475 Loan. We also paid sales commissions and other closing costs aggregating approximately $7,330,800, so that we received net proceeds of approximately $121,873,600 from the sale of the building.

Liquidity and Capital Resources

   Demands On Liquidity And Capital Resources

     During 2006, we continued to invest capital in improving our properties with a view to increasing our revenues from real estate operations and ultimately realizing appreciation in property values. During 2006, we incurred obligations aggregating approximately $1,325,000 for building and tenant improvements (of which approximately $586,000 had yet to be paid at December 31, 2006) and $432,000 of leasing commissions (of which approximately $168,000 remained unpaid at December 31, 2006) in New York and San Antonio, Texas.

   Liquidity And Sources Of Cash

     At December 31, 2006, we had cash and receivables of approximately $1,230,000 as contrasted to accounts payable and accrued expenses of approximately $6,704,000 and amounts due to the General Partners of approximately $1,632,000. Our operations generated sufficient cash to meet expenses as they came due, but not enough to pay down our accounts payable and accrued expenses or to fund improvements and leasing commissions needed to lease vacant space at our buildings. During the year ended December 31, 2006, our accounts payable and accrued expenses increased by approximately $2,868,000 and amounts due to the General Partners increased by approximately $172,000. The deferrals of payables temporarily increased the amount of our cash available for other purposes, including leasing commissions and tenant improvements associated with securing new leases.

     Registrant’s operations (including all of its properties, each of which was classified “held for sale” or sold by December 31, 2006) provided net cash of approximately $2,098,000 in the year ended December 31, 2006 as contrasted to net cash used of approximately $3,094,000 in the year ended December 31, 2005. This $5,192,000 difference in cash flows is attributable primarily to the following items of increased cash flow from operations: the approximate $1,054,000 decrease in net loss, adjusted for depreciation, amortization, bad debt expense, loss on sale of real estate, impairment loss, and deferred rent receivable, the approximate $3,619,000 difference between an increase in accounts payable and accrued expenses in 2006 as contrasted to a decrease in 2005, and the approximate $765,000 difference between an increase in amounts due to the general partners in 2006 as contrasted to a decrease in 2005. Investing activities used cash of approximately $1,373,000 in 2006 (primarily capital and tenant improvements) as contrasted to cash generated of approximately $13,772,000 in 2005 (including proceeds from the sale of the Tumi Building and the Mercury Insurance Group Building). Net cash used in financing activities approximated $586,000 in 2006 as contrasted to approximately $10,214,000 in 2005, which reflected the satisfaction in full of the Bank of America Loan in 2005 from proceeds of the sale of the Tumi Building and the Mercury Insurance Group Building and the $3,000,000 loan advance under the Bank of America Loan in August 2005.

Results of Operations

     Because we are in the process of dissolving and liquidating, we have sold all of our real properties, and all operations are included in discontinued operations, historical comparative results of operations would not provide any useful information.

Off-Balance Sheet Arrangements

     Registrant does not have any off-balance sheet arrangements.

Critical Accounting Policies

     Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States and under the liquidation basis of accounting. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of net assets in liquidation. We base our estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect its significant judgments and estimates used in the preparation of our consolidated financial statements.

     Liquidation Basis of Accounting

     As a result of the approval of our plan of liquidation by our Unitholders, we adopted the liquidation basis of accounting as of December 31, 2006, and for all periods subsequent to December 31, 2006. Accordingly, on December 31, 2006, assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale was based on actual sales prices net of actual selling costs. Estimated future cash flows from property operations were made based on the actual sales dates of the assets. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the liquidation value of our assets available to our partners and Unitholders upon liquidation.

     Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

     Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and completing our plan of liquidation. Our actual results have shown operating cash outflows from costs in excess of the receipts of liquidation. In addition, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up of our operations are estimated and are expected to be paid over the liquidation period.

     Valuation of Properties Held for Use and Sale.

     Prior to adoption of our plan of liquidation, on a quarterly basis, management reviewed the carrying value of our properties for impairment. We recorded impairment losses and reduced the carrying value of properties when indicators of impairment were present and the expected undiscounted cash flows related to those properties were less than their carrying amounts. In cases where we did not expect to recover our carrying costs on properties held for use, we reduced our carrying cost to fair value; for properties held for sale, we reduced our carrying value to the fair value less costs to sell. Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period. These assumptions could differ materially from actual results in future periods. If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material. For the year ended December 31, 2006, Registrant recorded an impairment write-down of $600,000 to reduce the carrying amount of the Alamo Towers in San Antonio, Texas. For the years ended December 31, 2005 and 2004, no impairment losses were recognized. See “Item 8. Financial Statements and Supplementary Data – Note 7. Investments in Real Estate” for a discussion of the impairment write-down for that property.

Inflation

     In the past, inflation has not had a material impact on Registrant's operations or financial condition.

Contractual Obligations

     The table below provides information as of December 31, 2006 with respect to Registrant’s known contractual obligations.

	Payment due by period[1]
		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Long-Term Debt Obligations	$29,960,345	$393,000	$29,567,000	$-0-	$-0-
Total[2]	$29,960,345	$393,000	$29,567,000	$-0-	$-0-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rates

     Registrant’s primary market risk exposure was to changes in interest rates on its mortgage loan borrowings.

     Registrant paid off its sole remaining mortgage loan (the 475 Loan, a fixed rate debt instrument) on April 2, 2007 from the proceeds of the sale of 475 Fifth Avenue. The average interest rate on Registrant’s debt was 8.27% at December 31, 2006 and 2005. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant’s policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

____________________

1     Payments due exclude interest payments due under long-term debt obligation.

2     As of December 31, 2006, Registrant had no Capital Lease Obligations, Operating Lease Obligations, Purchase Obligations, or Other Long-Term Liabilities reflected on Registrant’s balance sheet under GAAP. Registrant’s lease for approximately 3,550 square feet of office space at 475 Fifth Avenue at a current base rent of $39.75 per square foot is not considered an Operating Lease Obligation because Registrant was both landlord and tenant under that lease. This table does not include management fees payable to the General Partners as described in Item 13 below. The General Partners deferred such fees to the extent necessary for Registrant to meet its obligations; amounts due to the General Partners do not bear interest and are not subject to fixed payment terms.

     The table below provides information as of December 31, 2006 about Registrant’s debt instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
					Fair
	2007	2008	2009	Total	Value
Secured Fixed	$393	$420	$29,147	$29,960	$31,644
Average interest rate	8.27%	8.27%	8.27%	8.27%

     Registrant believes that the interest rates given in the table for fixed rate borrowings are above the rates Registrant could currently obtain for instruments of similar terms and maturities. The fair values of such instruments are estimated using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at December 31, 2006 (estimated at 5.46% per annum). An increase of 1% in market rates would reduce the fair value of Registrant’s fixed rate borrowings by approximately $756,000. A 1% decrease in market rates would increase such fair value by approximately $776,000.

Item 8. Financial Statements and Supplementary Data.

     See list of Financial Statements and Financial Statement Schedules at page F-2, filed as part of this report.

Quarterly Results of Operations (Unaudited)

	2006
	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Thousands of dollars, except per unit data)
Total revenues	$--	$--	$--	$--
Total expenses	$253	$220	$200	$509
Loss from continuing operations	$(253)	$(220)	$(200)	$(509)
(Loss)/income from discontinued operations (1)	$(838)	$421	$(373)	$(21)
Net (loss)/income	$(1,092)	$201	$(574)	$(530)
Net (loss)/income per Unit	$(0.36)	$0.07	$(0.19)	$(0.18)

	2005
	Three Months Ended
	March 31	June 30	Sept. 30	Dec. 31
	(Thousands of dollars, except per unit data)
Total revenues	$--	$--	$--	$--
Total expenses	$177	$423	$262	$393
Loss from continuing operations	$(177)	$(423)	$(262)	$(393)
Loss from discontinued operations (1)	$(610)	$(1,240)	$(354)	$(1,202)
Net loss	$(787)	$(1,663)	$(615)	$(1,595)
Net loss per Unit	$(0.26)	$(0.55)	$(0.21)	$(0.53)
____________________

(1)

Discontinued operations consist of the results of operations for the Tumi Building, which was classified as “held for sale” in 2004, the Alamo Towers, which was classified as “held for sale” in 2005, the Mercury Insurance Group Building, which was sold in 2005, and 475 Fifth Avenue and the Kotura Building, each of which was classified as “held for sale” in 2006. In accordance with its consolidated statement of operations, those results of operations are reflected as discontinued operations for all periods presented.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No independent accountant engaged as the principal accountant to audit Registrant’s financial statements has resigned, declined to stand for re-election after completion of an audit, or been dismissed during Registrant’s two most recent fiscal years or any subsequent interim period.

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

     The directors and executive officers of the Corporate General Partner are as follows:

			Officer/
			Director
Name	Age	Position	Since
Robert F. Gossett, Jr.	63	President, Treasurer and Director	1994
Pauline G. Gossett	63	Secretary	1994

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

     Registrant employs the following employees who make significant contributions to the business of Registrant:

			Employee
Name	Age	Position	Since
Madeline Matlak	42	Fund Administrator	1994

     Madeline Matlak is the Fund Administrator of the Registrant. Mrs. Matlak was formerly employed as a Fund Administrator in the Direct Investment Department of Smith Barney, Inc. (1989 through 1994).

Involvement in Certain Legal Proceedings. In 2005, a receiver was appointed by a court for an office building located in St. Paul, Minnesota that is owned by a limited partnership that is indirectly controlled by Mr. Gossett. The appointment of the receiver was initiated by the holder of mortgage debt in connection with a foreclosure action. In 2006, the holder of the mortgage debt took back the building in connection with that foreclosure action.

Section 16(a) Beneficial Ownership Compliance. Based solely upon its review of copies of Forms 3, 4, and 5 received by it during 2006, and written representations from reporting persons that no other Forms 5 were required for such persons for 2006, Registrant believes that all filing requirements applicable to its General Partners and the directors and officers of the Corporate General Partner pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, for 2006 and prior years were complied with on a timely basis except as previously reported.

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

Summary Compensation Table

		Share of
		Adjusted Cash	Management	Leasing	Expense
	Year	From Operations	Fees	Commissions	Reimbursement
Corporate General Partner	2006	$1,738	$486,058	$-0-	$-0-
Individual General Partner	2006	$434	$121,514	$-0-	$-0-
Corporate General Partner	2005	$-0-	$530,888	$-0-	$20,000
Individual General Partner	2005	$-0-	$132,722	$-0-	$5,000
Corporate General Partner	2004	$-0-	$668,842	$-0-	$40,000
Individual General Partner	2004	$-0-	$167,210	$-0-	$10,000

See Item 13 - "Certain Relationships and Related Transactions" for a discussion of the above compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information as of May 22, 2007 as to persons known by Registrant to be the beneficial owner of more than five percent (5%) of the outstanding Units of Registrant. As of that date, Registrant made a final liquidation distribution to its partners and Unitholders and the Units were deemed no longer outstanding after such date.

Name and Address	Amount and	Percent
Of	Nature of	Of
Beneficial Owner	Beneficial Ownership	Class
Vance, Teel & Company, Ltd.¹
406 E. 85th Street
New York, New York 10028	724,430	24.3%
____________________

1     Each of Robert F. Gossett, Jr., the Individual General Partner and the President of the Corporate General Partner, and Pauline G. Gossett, the Secretary of the Corporate General Partner, own a 25% proportionate interest in Vance, Teel & Company, Ltd.

     The following table sets forth information as of May 22, 2007 with respect to the beneficial ownership of Units of Registrant by (i) each of the General Partners, (ii) each of the directors and executive officers of the Corporate General Partner, and (iii) all General Partners and executive officers and directors of the Corporate General Partner, as a group.

	Amount and
Name of	Nature of
Beneficial	Beneficial	Percent
Owner	Ownership	of Class
1345 Realty Corporation[1]	-0-	0%
Robert F. Gossett, Jr.[2]	181,107.5	6.1%
Pauline G. Gossett[3]	181,107.5	6.1%
All General Partners and Directors and Executive Officers as a group (3 persons)	362,215	12.1%
____________________

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Registrant has and will continue to have certain relationships with the General Partners and their affiliates as discussed below.

     In 2006, the General Partners received distributions of adjusted cash from operations in the aggregate amount of $2,172 ($1,738 to the Corporate General Partner and $434 to the Individual General Partner) upon payment of withholding taxes in connection with the sale of the Tumi Building in New Jersey. For the year ended December 31, 2006, $19,940 (1%) of Registrant's net loss was allocated to the General Partners ($15,952 to the Corporate General Partner and $3,988 to the Individual General Partner).

     The General Partners or their affiliates are also entitled to receive: a partnership management fee for managing the affairs of Registrant, equal to 7% of adjusted cash from operations less the asset management fee; an asset management fee for managing Registrant's funds which are not invested in properties, equal to 0.5% per annum of the average amount of outstanding funds during each calendar month which are not otherwise invested in properties; and a property management fee for property management services for Registrant's properties, equal to the normal and competitive fees customarily charged by unaffiliated parties rendering similar services in the same geographic area, not to exceed 1% of the annual gross revenues for net leases with terms of ten years or more or 6% of the annual gross revenues for replacement leases. During the year ended December 31, 2006, the General Partners earned an aggregate of $607,572 of such management fees ($486,058 to the Corporate General Partner and $121,514 to the Individual General Partner), the receipt of all of which was deferred.

     The General Partners are also entitled to receive leasing commissions in connection with leasing, releasing or leasing related services performed on behalf of the Registrant in connection with the negotiation of tenant leases. Such fees are computed at the following rates: (i) in the case of a property leased long-term (10 or more years) net (or similar) basis, 1% of annual gross revenues; and (ii) in the case of other properties, a fee, not to exceed the competitive rate charged by others rendering similar services in the same geographical area, not greater than 6% of annual gross revenues where the General Partners or their affiliates perform leasing, re-leasing and related leasing services, or 3% of annual gross revenues where they do not perform any such services. If a long-term net (or similar) lease is terminated for any reason and the General Partners or their affiliates perform leasing, releasing or leasing related services, they will be entitled to a leasing fee of 3% of the gross revenue for the first five years of each replacement lease signed. During the year ended December 31, 2006, no such fees were paid to the General Partners.

     During the year ended December 31, 2006, the General Partners did not receive reimbursement for expenses incurred in connection with Registrant's operations.

     As of December 31, 2006, Registrant was indebted to the General Partners in the amount of $1,631,623 for deferred and unpaid fees. All of such fees were paid in 2007.

     In connection with the liquidation of Registrant in 2007, the General Partners received a subordinated property disposition fee in the amount of $2,340,000 (equal to 1% of the gross sales price of each property (including those previously sold), if the sales commissions and other disposition compensation paid to all persons for a particular property did not exceed 6% of the gross sales price of such property, after Unitholders received distributions of cash from property sales equal to their original invested capital). As General Partners, they received liquidating distributions in the approximate amount of $2,670,000. An affiliate of the General Partners that owned 724,430 Units received its proportionate share (approximately $31,078,000) of liquidating distributions paid to Unitholders.

Item 14. Principal Accountant Fees and Services.

       The firm of BDO Seidman, LLP is Registrant’s current independent auditors. Fees paid to BDO Seidman, LLP for each of the fiscal years ended December 31, 2006 and 2005 were as follows:

       Audit Fees. Fees for audit services provided by BDO Seidman, LLP for the years ended December 31, 2006 and 2005 aggregated $230,287, of which $51,000 has been paid in 2007, $152,287 was paid in 2006, and $27,000 was paid in 2005. Audit services consisted solely of the audit of Registrant’s consolidated financial statements.

       Audit-Related Fees. There were no fees for audit-related services provided during the years ended December 31, 2006 and 2005 by BDO Seidman, LLP.

       Tax Fees. Other than $20,000 in fees for tax return review and New York real estate tax certiorari and appeal provided by BDO Seidman, LLP, there were no fees for tax services provided during the years ended December 31, 2006 and 2005 by BDO Seidman, LLP.

       All Other Fees. There were no other fees during the years ended December 31, 2006 and 2005 for products or services provided by BDO Seidman, LLP.

       Registrant does not have an audit committee. The Individual General Partner is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed by Registrant’s independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (2)	See page F-2.
Sequential
Page
Number
(a)(3)	Exhibits:

2.	Plan of Compete Dissolution and Liquidation of Registrant.

3.	Certificate of Limited Partnership, incorporated by reference to Exhibit 4 to Registration Statement No. 33-2258 (the "Registration Statement").

4.(a)

Amended and Restated Agreement of Limited Partnership dated as of July 24, 1995, incorporated by reference to Exhibit 4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

4.(b)	Amendment to Amended and Restated Partnership Agreement of Registrant dated as of February 9, 2007.

10.(a)	First Amendment to Amended and Restated Secured Promissory Note dated as of August 9, 2005 between Bank of America, N.A., and Registrant.[1]

(b)	First Amendment to Amended and Restated Loan Agreement dated as of August 9, 2005 between Bank of America, N.A., and Registrant.[1]
____________________

1     Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, and 10.7 to Registrant’s Current Report on Form 10-K dated August 9, 2005.

(c)

Fourth Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of August 9, 2005 between Registrant and Bank of America, N.A., with respect to the Mercury Insurance Group Building.[1]

(d)

Fourth Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of August 9, 2005 between Registrant and Bank of America, N.A., with respect to the LightCross Building.[1]

(e)	Third Amendment to Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of August 9, 2005 between Registrant and Bank of America, N.A., with respect to the Alamo Towers.[1]

(f)	Control Account Agreement dated as of August 9, 2005 between Registrant and Bank of America, N.A.[1]

(g)	Confirmation of Environmental Compliance and Indemnification Agreement dated as of August 9, 2005 between Registrant and Bank of America, N.A.[1]

(h)

Purchase and Sale Agreement dated as of November 11, 2005 between Registrant and Mercury Casualty Company incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K, dated November 11, 2005.

(i)

Amendment to Purchase and Sale Agreement dated as of December 22, 2005 between Registrant and Mercury Casualty Company incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated December 22, 2005.

(j)

Purchase and Sale Agreement dated as of November 17, 2006 between 475 Fifth Avenue Limited Partnership and 350 Park TMG LLC, incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 17, 2006.

(k)

Purchase and Sale Agreement dated as of December 5, 2006 between Registrant and Great American Capital, incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K dated December 8, 2006.

(l)

Purchase and Sale Agreement dated as of December 15, 2006 between Registrant and James F. Cotter incorporated by reference to Exhibit 10 to Registrant’s Current Report on Form 8-K dated December 15, 2006.

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

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

		By:	1345 REALTY CORPORATION
as Corporate General Partner

Dated:	October 12, 2007	By:	/s/ Robert F. Gossett, Jr.
ROBERT F. GOSSETT, JR.,
President

Dated:	October 12, 2007	By:	/s/ Robert F. Gossett, Jr.
ROBERT F. GOSSETT, JR.
Individual General Partner

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities (with respect to the Corporate General Partner) and on the dates indicated.

1345 REALTY CORPORATION

Dated: October 12, 2007	By:	/s/ Robert F. Gossett, Jr.
Robert F. Gossett, Jr.
President, Director

Dated: October 12, 2007	By:	/s/ Pauline G. Gossett
Pauline G. Gossett
Secretary

Report of Independent Registered Public Accounting Firm

To the Partners of
Corporate Realty Income Fund I, L.P.

We have audited the accompanying consolidated statement of net assets in liquidation of Corporate Realty Income Fund I, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2006. In addition, we have audited the accompanying balance sheet of the Partnership as of December 31, 2005 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

As described in Note 2 to the consolidated financial statements, the partners and unitholders of the Partnership approved a Plan of Dissolution and Liquidation and, as a result, the Partnership has changed its basis of accounting to the liquidation basis effective December 31, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated statement of net assets in liquidation of Corporate Realty Income Fund I, L.P. and subsidiaries at December 31, 2006 applied on the basis described in the preceding paragraph and their financial position as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York
October 12, 2007

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
As of December 31, 2006

December 31, 2006
ASSETS

Real estate held for sale – at estimated fair value	$173,101,534
Cash and cash equivalents	891,145
Accounts receivable	338,573
Notes receivable	17,773
Escrow deposits	476,658
Deposits and other assets	1,970,600

Total assets	$176,796,283

LIABILITIES

Accounts payable and accrued expenses	$6,703,761
Mortgage loan payable (secured by real estate held for sale)	29,960,345
Due to general partners	1,631,623
Other liabilities	1,234,458
Liability for estimated costs in excess of estimated receipts during
liquidation	6,599,192

Total liabilities	$46,129,379

Net assets in liquidation	$130,666,904

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
December 31, 2005

December 31, 2005
ASSETS

Assets associated with real estate held for sale	$56,451,907

Cash and cash equivalents	752,059

Total assets	$57,203,966

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$1,460,324
Obligations associated with real estate held for sale	35,439,436
Total liabilities	36,899,760

Commitments and contingencies

Partners' capital (deficit):
General partners:
Capital contributions	1,000
Accumulated net income	171,153
Cash distributions	(684,596)
(512,443)
Limited partners: ($25 per unit; 4,000,000 units authorized,
2,983,531 issued and outstanding in 2005)
Capital contributions, net of offering costs	71,724,856
Accumulated net income	16,943,836
Accumulated cash distributions	(67,852,043)
20,816,649
Total partners' capital	20,304,206

Total liabilities and partners' capital	$57,203,966

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2006	2005	2004
Revenue:
	$--	$--	$--
Expenses:
General and administrative	1,182,657	1,255,433	975,009
	1,182,657	1,255,433	975,009

Loss from continuing operations	(1,182,657)	(1,255,433)	(975,009)
Loss from discontinued operations	(811,313)	(3,405,025)	(3,412,831)

Net loss	$(1,993,970)	$(4,660,458)	$(4,387,840)
Net loss allocated:
General partners	$(19,940)	$(46,605)	$(43,878)
Limited partners	(1,974,030)	(4,613,853)	(4,343,962)

	$(1,993,970)	$(4,660,458)	$(4,387,840)
Net loss per unit of limited partnership interests:
Continuing operations	(0.39)	(0.42)	(0.32)
Discontinued operations	(0.27)	(1.13)	(1.13)

Net loss per unit of limited partnership interests	$(0.66)	$(1.55)	$(1.46)

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
(Going Concern Basis)

		General	Limited
	Total	Partners	Partners
Partners’ capital (deficit) at
December 31, 2003	$29,352,504	$(421,960)	$29,774,464

Net loss	(4,387,840)	(43,878)	(4,343,962)
Partners’ capital (deficit) at
December 31, 2004	24,964,664	(465,838)	25,430,502

Net loss	(4,660,458)	(46,605)	(4,613,853)
Partners’ capital (deficit) at
December 31, 2005	20,304,206	(512,443)	20,816,649

Net loss	(1,993,970)	(19,940)	(1,974,030)
Distributions	(224,356)	(2,172)	(222,184)
Partners’ capital (deficit) at
December 31, 2006	$18,085,880	$(534,555)	$18,620,435

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(1,993,970)	$(4,660,458)	$(4,387,840)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,475,099	2,905,278	3,881,941
Bad debt expense	275,623	124,709	1,123,533
Loss (gain) on sale of real estate	--	1,133,676	65,871
Impairment loss	600,000	--	--
Deferred rent receivable	(562,839)	(763,257)	(425,809)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(151,841)	(116,715)	208,240
Notes receivable	426	4,259	3,833
Lease commissions and deferred legal fees	(461,950)	(526,539)	(785,021)
Escrow deposits	(64,684)	(49,931)	(222,923)
Deposits and other assets	(9,676)	(81,413)	54,974
Increase (decrease) in:
Accounts payable and accrued expenses	2,868,061	(751,129)	(740,267)
Due to general partners	171,572	(593,390)	825,852
Other liabilities	(47,563)	281,253	175,977

Total adjustments	4,092,228	1,566,801	4,166,201

Net cash provided by (used in) operating activities	2,098,258	(3,093,657)	(221,639)

Investing activities:
Decrease (increase) in escrow deposits	(48,522)	31,656	(48,171)
Proceeds from sale of real estate	--	15,618,290	15,541,974
Capital and tenant improvements	(1,324,653)	(1,877,687)	(1,794,760)

Net cash (used in) provided by investing activities	(1,373,175)	13,772,259	13,699,043

Financing activities:
Financing costs	--	(141,101)	(24,443)
Distributions	(224,356)	--	--
Mortgage proceeds	--	3,000,000	--
Repayments of mortgage loans payable	(361,641)	(13,072,615)	(13,798,742)

Net cash used in financing activities	(585,997)	(10,213,716)	(13,823,185)

Net increase (decrease) in cash and cash equivalents	139,086	464,886	(345,781)

Cash and cash equivalents at beginning of year	752,059	287,173	632,954

Cash and cash equivalents at end of year	$891,145	$752,059	$287,173

See accompanying notes.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

There were no unit redemptions during 2006, 2005, and 2004.

The Partnership is considered one operating segment.

2.	Plan of Dissolution and Liquidation

On December 15, 2006, the general partners approved a plan of dissolution and liquidation (the “Plan”) that was approved by unitholders on February 9, 2007. The Plan contemplates the orderly sale of the Partnership’s assets, payment of its liabilities, winding up of its operations, and termination of its existence.

By April 2, 2007, the Partnership had already sold its remaining three properties. See Note 7 – Investments in Real Estate.

The Plan gives the general partners the power to sell any and all of the Partnership’s assets without further approval by the unitholders and provides that liquidating distributions be made to the partners and unitholders as determined by the general partners. The Partnership made a liquidating distribution to its partners and unitholders on or about May 22, 2007. As a result of the approval of the Plan by the unitholders, the Partnership adopted the liquidation basis of accounting as of December 31, 2006 and for all periods subsequent to December 31, 2006.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

3.	Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP and the liquidation basis of accounting requires that the general partners use estimates and assumptions in preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States. Those estimates and assumptions affect the reported amounts of the assets, including net assets in liquidation, and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Liquidation Basis of Accounting

As a result of the approval of the Plan by the unitholders, the Partnership adopted the liquidation basis of accounting as of December 31, 2006, and for all periods subsequent to December 31, 2006. Accordingly, on December 31, 2006, assets were adjusted to their estimated fair value (on an undiscounted basis). Liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale is based on the sales prices of such properties, net of selling costs. Estimated future cash flows from property operations were made based on the actual sales dates of the assets. These amounts are based on the actual sales prices of the Partnership’s assets, net of selling costs, operations, and liquidating distribution paid to partners and unitholders, and does not represent an estimate of such amounts.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

Revenue Recognition

Prior to adopting the liquidation basis of accounting, rental revenue was recognized on a straight-line basis over the terms of the leases. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are shown as deferred rent receivable in the accompanying balance sheets. Accordingly, rental income for the years ended December 31, 2006, 2005, and 2004 includes $514,038, $763,257, and $393,141, respectively, of income on the straight-line basis over the actual amount billed.

During 2006, 2005, and 2004, the Partnership wrote off deferred rent receivable of $206,821, $116,772, and $993,330, respectively, relating to tenant bankruptcies and tenants vacating properties prior to the expiration of their lease terms. The write-offs, net of termination fees collected from former tenants, are included in bad debt expense in the accompanying consolidated statements of operations and in discontinued operations.

Certain lease agreements provide for reimbursement of real estate taxes, insurance and operating maintenance costs which are recorded on an accrual basis.

Allowance for Doubtful Accounts

The Partnership maintained an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. Management periodically performed a detailed review of amounts due from tenants to determine if accounts receivable balances were impaired based on factors affecting the collectibility of those balances. Management’s estimates of the allowance for doubtful accounts required management to exercise significant judgment about the timing, frequency, and severity of collection losses, which affects the allowance and net income. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. All accounts receivable balances that are determined to be uncollectible are included in the allowance for accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The following table summarizes changes in the allowance:

	Year ended December 31,
	2006	2005	2004
Allowance for doubtful accounts, beginning of year	$-0-	$-0-	$-0-
Provision for bad debt expense	68,802	7,848	530,000
Write-offs	(68,802)	(7,848)	(530,000)
Allowance for doubtful accounts, end of year	$-0-	$-0-	$-0-

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

Real Estate and Depreciation

Prior to adoption of the Plan, real estate was stated at cost. The costs of repairs and maintenance were charged to expense as incurred.

Depreciation of buildings, improvements, and equipment and furniture was computed under the straight-line method over the estimated economic useful lives of the assets. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life
Building	40 years
Building improvements	26 - 40 years
Tenant improvements	1.5 – 10 years
Furniture and fixtures	10 years

Prior to adoption of the Plan, the Partnership accounted for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Long-lived assets were individually evaluated for impairment when conditions existed that may indicate that the sum of expected future cash flows (on an undiscounted basis) was less than its carrying amount. Upon determination that an impairment had occurred, long-lived assets were reduced to their fair value.

If a property was considered held for sale, an impairment loss was recognized if the fair value of the property, less the estimated cost to sell, was less than the carrying amount of the property. Depreciation expense ceased once a property was considered held for sale.

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
December 31, 2006 (continued)

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

Deferred Financing Costs

Prior to adoption of the Plan, costs incurred in connection with obtaining financing, such as origination fees, commitment fees, legal and other third-party costs, were amortized over the life of the related debt on a straight-line basis which approximates the effective yield method.

Leasing Commissions

Prior to adoption of the Plan, leasing commissions consisted of fees and direct costs incurred to initiate and renew operating leases and were amortized on a straight-line basis over the initial lease term or renewal period as appropriate.

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
December 31, 2006 (continued)

It is not practicable to determine the fair value of amounts due to general partners. The amounts due to the general partners do not bear interest and are not subject to fixed payment terms.

The fair value of the Partnership’s fixed rate long-term borrowings are estimated using discounted cash flow analysis, based on current borrowing rates for similar types of borrowing arrangements. The carrying amount and fair value of the Partnership’s fixed rate long-term debt at December 31, 2006 was approximately $29,960,000 and $31,644,000, respectively. The carrying amount and fair value of such debt at December 31, 2005 was approximately $30,322,000 and $32,981,000, respectively.

Reclassification

Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation. Such reclassifications involve the Alamo Towers in San Antonio, Texas and the Mercury Insurance Group Building in Oklahoma City, Oklahoma, each of which was classified as “held for sale” in 2005, and the Kotura Building in Monterey Park, California and 475 Fifth Avenue in New York, New York, each of which was classified as “held for sale” in 2006 (see Note 8). The impact of these discontinued operations on the Partnership’s assets, liabilities, and results of operations is set forth in Note 8.

4.	Partnership Agreement

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
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

5.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

Under the liquidation basis of accounting, the Partnership is required to estimate the cash flows from operations and accrue the costs associated with implementing the Plan. The general partners currently estimate that the Partnership will have operating cash outflows from our estimated costs in excess of the estimated receipts of liquidation. These amounts can vary significantly due to, among other things, the timing of property sales, the timing and amounts associated with discharging known and contingent liabilities, and the costs associated with winding up the Partnership’s operations. These costs are estimated and are expected to be paid out over the liquidation period. Because the Partnership has sold all of its remaining properties, provided for the payment of all liabilities, and made a final, liquidating distribution to its partners and unitholders, these represent the actual cash outflows and receipts of liquidation.

The liability for estimated costs in excess of estimated receipts during liquidation as of December 31, 2006 is as follows:

ASSETS
Estimated net outflows from consolidated operating activities	$ (3,318,639)

LIABILITIES
Liquidation costs	$ (750,000)
Prepayment premium	(2,530,553)

Total liability for estimated costs in excess of
estimated receipts during liquidation	$ (6,599,192)

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

6.	Net Assets in Liquidation

The following is a reconciliation of total partners’capital under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of December 31, 2006:

Total partners’ capital as of December 31, 2006 – going concern basis	$ 18,085,880
Increase due to estimated net realizable value of real estate held for sale	123,315,916
Decrease due to write-off of intangible assets and liabilities	(4,835,700)
Increase due to estimated net realizable value of other assets	700,000
Liability for estimated costs in excess of estimated receipts during liquidation	(6,599,192)

Adjustment to reflect change to liquidation basis of accounting	112,581,024
Estimated value of net assets in liquidation as of December 31, 2006	$ 130,666,904

7.	Investments in Real Estate

475 Fifth Avenue

On April 2, 2007, the Partnership sold its office building and underlying land, approximately one third of an acre, located at 475 Fifth Avenue, New York, New York (the “New York Building”) for $161,000,000. The Partnership utilized approximately $31,670,000 of the sale proceeds to satisfy in full the principal balance, accrued interest, and a prepayment premium, net of a credit on account of a tax escrow and replacement and repair reserves, on the New York Loan (see Note 11). The balance of the net sale proceeds was distributed to its partners and unitholders, after paying and reserving for liabilities. The building contains approximately 250,800 net rentable square feet.

The Partnership purchased the New York Building on December 6, 1996. The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $27,440,000.

Kotura Building

On March 15, 2007, the Partnership sold the Kotura Building (formerly the LightCross Building and the Monterey Park Building), an office building located at 2630 Corporate Place,

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

 Monterey Park, California, and the 90,000 square feet of underlying land for $5,200,000. The net proceeds from the sale were used to augment the Partnership’s working capital and its final liquidating distribution to partners and unitholders. The property contains approximately 22,250 square feet of net rentable area.

The Partnership acquired the Kotura Building on July 10, 1986. The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $4,182,000.

Alamo Towers

On February 28, 2007, the Partnership sold its office building and thirteen acres of underlying land located in San Antonio, Texas, for $15,833,000. The Partnership used the net sale proceeds to satisfy accounts payable and accrued expenses and to augment working capital and its final liquidating distribution to partners and unitholders. The building contains approximately 193,900 net rentable square feet.

The Partnership purchased the Alamo Towers on March 17, 1997. The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $12,002,000.

As a result of its impairment analysis, the Partnership recorded an impairment write-down of $600,000 to reduce the carrying amount of this property to fair value at December 31, 2006.

Mercury Insurance Group Building

On December 29, 2005, the Partnership sold the Mercury Insurance Group Building (formerly the Marathon Oil Building) for an adjusted gross sales price of $6,900,000. The Partnership utilized approximately $6,079,800 of the sale proceeds to satisfy in full the principal balance and accrued interest of the Bank of America Loan. The balance of net proceeds were used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses. The Partnership purchased the Mercury Insurance Group Building, located in Oklahoma City, Oklahoma, and the 6.1 acres of underlying land, on March 21, 1988. The building contains approximately 91,500 net rentable square feet plus an 8,610 square foot basement.

Tumi Building

On April 25, 2005, the Partnership sold the Tumi Building for an adjusted gross sales price of $9,440,000. The Partnership utilized $6,517,500 of the sale proceeds to pay down the Fleet Loan. The balance of net proceeds were used to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

reducing accounts payable and accrued expenses. The Partnership recognized a loss of approximately $419,000 in 2005 on the sale of the Tumi Building. The Partnership purchased the Tumi Building, an office building located in South Plainfield, New Jersey, and the five acres of underlying land on December 30, 1986. The property contains approximately 107,900 square feet of net rentable area.

The Directory Building

On October 18, 2004, the Partnership sold the Directory Building for $16,100,000. The proceeds from the sale of the Directory Building were used to partially pay down the Fleet Loan (Note 11) by $13,000,000 and to augment the Partnership’s working capital, including the funding of leasing commissions and tenant improvements at its properties and reducing accounts payable and accrued expenses. The Partnership recognized a loss of approximately $66,000 in 2004 on the sale of the Directory Building. The Partnership purchased the Directory Building, an office building located in Las Colinas, Texas, and the 6.67 acres of underlying land on October 27, 1986.

8.	Discontinued Operations

In January 2004, the Partnership classified the Directory Building in Las Colinas, Texas as “held for sale.” In July 2004, the Partnership classified the Tumi Building in South Plainfield, New Jersey as “held for sale.” In August 2005, the Partnership classified the Alamo Towers in San Antonio, Texas as “held for sale.” The Partnership sold the Directory Building in October 2004 and it sold the Tumi Building in April 2005. In December 2005, the Partnership sold the Mercury Insurance Group Building in Oklahoma City, Oklahoma. The Partnership classified the Kotura Building in Monterey Park, California and 475 Fifth Avenue in New York, New York as “held for sale” in June 2006 and November 2006, respectively. In accordance with SFAS 144, the results of operations for the Directory Building, the Tumi Building, the Alamo Towers, the Mercury Insurance Group Building, the Kotura Building, and 475 Fifth Avenue, are reflected in the consolidated statement of operations as discontinued operations for all periods presented. The major classes of assets and liabilities of real estate held for sale as of December 31, 2005 are as follows:

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

December 31, 2005
ASSETS

Land	$9,658,126
Buildings and improvements	44,590,769
Tenant improvements	11,877,452
Equipment and furniture	145,414
Accumulated depreciation	(16,018,104)
Accounts receivable	255,534
Notes receivable	18,199
Deferred rent receivable	2,250,207
Deferred financing costs	305,804
Lease commissions and deferred legal fees	1,966,535
Escrow deposits	363,452
Deposits and other assets	1,038,519

Assets associated with real estate held for sale	$56,451,907

LIABILITIES

Accounts payable and accrued expenses	$2,375,376
Mortgage loan payable	30,321,986
Due to general partners	1,460,051
Other liabilities	1,282,023

Obligations associated with real estate held for sale	$35,439,436

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

The following table summarizes the income and expense components that comprise net income from discontinued operations for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
REVENUE

Rental	$10,874,072	$11,227,816	$13,703,097
Other income	196,354	148,260	508,254

Total revenue	$11,070,426	$11,376,076	$14,211,351

EXPENSES
Property operating	6,398,039	7,036,288	8,357,452
Management fees - affiliate	607,572	663,610	836,052
Bad debt expense	275,623	124,709	1,123,533
General and administrative	--	35,903	80,000
Impairment loss	600,000	--	--
Depreciation and amortization	1,391,700	2,662,446	3,750,464

Total expenses	$9,272,934	$10,522,956	$14,147,501

Income before interest income, interest expense, and amortization of
deferred financing costs	1,794,492	853,120	63,850
Interest income	641	14,382	218
Interest expense	(2,526,047)	(2,896,019)	(3,279,551)
Amortization of deferred financing costs	(83,399)	(242,832)	(131,477)

Loss from discontinued operations	$(811,313)	$(2,271,349)	$(3,346,960)
Loss on sale of real estate	--	(1,133,676)	(65,871)

Loss from discontinued operations	$(811,313)	$(3,405,025)	$(3,412,831)

9.	Leases

The Partnership sold all of its properties by April 2, 2007 (see Note 7). Minimum future rentals from tenants at the Partnership’s properties, including those held for sale, under non-cancelable operating leases as of December 31, 2006 were approximately as follows:

2007	$9,445,000
2008	8,458,000
2009	6,667,000
2010	5,719,000
2011	4,819,000
Thereafter	20,206,000
Total	$55,314,000

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

In addition to the minimum lease amounts, the leases provided for escalation charges to the tenants for operating expenses, electric and real estate taxes. For the years ended December 31, 2006, 2005 and 2004, escalation charges amounting to approximately $993,000, $1,016,000, and $1,765,000, respectively, have been included in rental income.

10.	Transactions With General Partners and Affiliates

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

Following is a summary of the fees earned and reimbursable expenses for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Property management fees	$607,572	$663,610	$836,052
Administrative expenses	-0-	25,000	50,000

Total:	$607,572	$688,610	$886,052

There were no partnership management fees or leasing commissions charged by the general partners in 2006, 2005, and 2004. In addition, as of December 31, 2006, the general partners were still owed an aggregate of $1,631,623 of the property management fees listed above. Such unpaid amounts are (i) reflected as amounts due to general partners and (ii) included in obligations associated with real estate held for sale in the accompanying consolidated statement of net assets in liquidation and consolidated balance sheet. The amounts due to the general partners did not bear interest and the general partners agreed to defer receipt of payment of such fees until such time as the general partners determined that the Partnership had sufficient funds to pay such fees. All such amounts were paid to the general partners in 2007.

In May 2007, simultaneously with payment of a liquidating distribution to unitholders, an affiliate of the general partners purchased all of the limited partnership interests in the Partnership for a purchase price of $700,000, which amount was included in the funds available for the liquidating distributions. The $700,000 paid by the General Partners’ affiliate constitutes the value of the Partnership’s remaining assets, net of any remaining

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

liabilities, expenses, and obligations. The $700,000 purchase price is included in “Deposits and other assets” in the consolidated statement of net assets in liquidation as of December 31, 2006. It also is included as “Increase due to estimated net realizable value of other assets” in the reconciliation of total partners’ capital to net assets in liquidation as of December 31, 2006 (see Note 6). In May 2007, the Partnership also paid the general partners a subordinated property disposition fee in the amount of $2,340,000 (equal to 1% of the gross sales price of each property (including those previously sold), if the sales commissions and other disposition compensation paid to all persons for a particular property did not exceed 6% of the gross sales price of such property, after unitholders received distributions of cash from property sales equal to their original invested capital).

11.	Loans Payable

New York Loan

On August 9, 1999, the Partnership obtained a $32,000,000 fixed rate mortgage loan (the “New York Loan”). The loan was secured by the New York Building. On April 2, 2007, the Partnership utilized proceeds from the sale of 475 Fifth Avenue (see Note 7) to repay the outstanding principal balance, accrued interest, and a prepayment premium, net of real estate tax escrow and replacement and repair reserves, in the approximate amount of $31,670,000.

The New York Loan bore interest on the outstanding balance, payable monthly, at a fixed rate of 8.27%. The terms of the note required monthly principal and interest payments of $240,855. As of December 31, 2006, the outstanding balance of the loan was $29,960,345. Pursuant to the New York Loan agreement, the Partnership had approximately $477,000 included in escrow deposits on December 31, 2006 of restricted funds for capital improvements, repairs and replacements, and real estate taxes.

Minimum future principal payments pursuant to the Partnership’s loan agreements (excluding discontinued operations) at December 31, 2006 were as follows:

2007	$393,157
2008	420,201
2009	29,146,987
Total	$29,960,345

Bank of America Loan

On August 9, 2005, the Partnership entered into amended loan documents with Bank of America, N.A., successor by merger to Fleet National Bank, to finance the outstanding balance of the Fleet Loan (approximately $3,104,000) plus an additional $3,000,000 advance

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006 (continued)

for a term expiring on August 15, 2007. On December 29, 2005, the Partnership repaid the balance of principal and accrued interest in the approximate amount of $6,079,800 of the amended loan (the “Bank of America Loan”) with proceeds from the sale of the Mercury Insurance Group Building (see Note 7).

The average rate of interest on borrowings on the Bank of America Loan during 2005 and 2004 was approximately 5.31% and 3.46%, respectively.

12.	Supplemental Disclosure of Cash Flow Information

	2006	2005	2004
Cash paid during the year for interest	$2,528,623	$2,932,715	$3,310,348

13.	Employee Savings Plan

During 1997, the Partnership established an employee savings plan (the “Plan”) in accordance with Section 401(k) of the Internal Revenue Code. The Plan permits eligible employees to make contributions through salary reductions. For the years ended December 31, 2006, 2005, and 2004, the Partnership made contributions of $49,150, $38,365, and $45,260, respectively, to the Plan.

14.	Earnings and Distributions per Limited Partnership Unit

Basic earnings per limited partnership unit amounts were computed based on 2,983,531 (2006, 2005, and 2004) weighted average limited partnership units outstanding.

For each of the three years ended December 31, 2006, there were no partnership unit equivalents and, in accordance with the provisions of SFAS No. 128, dilutive earnings per limited partnership unit for the three years ended December 31, 2006 was computed based on the weighted average limited partnership units outstanding.

Distributions paid per limited partnership unit were $.07, $.00, and $.00 for the years ended December 31, 2006, 2005, and 2004, respectively.

In May 2007, the Partnership paid a final liquidating distribution of approximately $128,000,000 ($42.90 per limited partnership unit) to unitholders and $2,670,000 to the general partners.

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2006

				Costs
				Capitalized
				Subsequent to	Gross Amount at Which
				Acquisition	Carried at Close of Period
		Initial Cost (B)
			Building	Building		Building				Net
			and	and		and		Accumulated	Net	Liquidating	Estimated
Description	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Book Value	Adjustment	Fair Value
(F)	(A)			(C)		(C)	(C)(D)	(E)	(C)
Office Building
Monterey Park,	$--	$1,762,126	$2,459,141	$1,651,420	$1,762,126	$4,110,561	$5,872,687	$(2,019,416)	$3,853,271	$791,585	$4,644,856
CA
Office Building
San Antonio,	--	2,408,000	9,636,883	7,347,102	2,408,000	16,983,985	19,391,985	(4,102,816)	15,289,169	(356,679)	14,932,490
TX
Office Building
New York, NY	29,960,345	5,488,000	21,951,998	14,261,506	5,488,000	36,213,504	41,701,504	(11,058,325)	30,643,179	122,881,009	153,524,188

	$29,960,345	$9,658,126	$34,048,022	$23,260,028	$9,658,126	$57,308,050	$66,966,176	$(17,180,557)	$49,785,619	$123,315,915	$173,101,534

Description (E)	Date of Construction	Date	Life on Which Depreciation
		Acquired	Is Computed
Office Building	1985	7/10/1986	5 to 40 years
Monterey Park, CA

Office Building	1975/1981	3/17/1997	5 to 40 years
San Antonio, TX

Office Building	1927	12/6/1996	5 to 40 years
New York, NY

Corporate Realty Income Fund I, L.P.
and Subsidiaries
Schedule III – Real Estate and Accumulated Depreciation
December 31, 2006 (continued)

Notes:

(A)	Encumbrances consist of a mortgage loan secured only by the New York property.

(B)	The initial cost to the Partnership represents the original purchase price of the properties net of purchase price adjustments, including amounts incurred subsequent to acquisition which were contemplated. The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.

(C)	Building and Improvements and Net Book Value include net additions aggregating $(30,238) that were incurred in 2007 and also are included in estimated fair value and net liquidation adjustment.

(D)	Reconciliation Summary of Transactions – Real Estate Owned

	Year ended December 31,
	2006	2005	2004
Balance at beginning of year (going concern basis)	$66,271,761	$92,639,984	$117,821,243
Net additions during the year	1,294,415	1,877,687	1,794,759
Cost of real estate sold	–	(28,245,910)	(26,976,018)
Liquidation adjustment, net	123,315,915	–	–
Adjustment for depreciation	(17,180,557)	–	–
Impairment of long-lived assets	(600,000)	–	–
Balance at close of year (liquidation basis)	$173,101,534	$66,271,761	$92,639,984

The aggregate cost of land, buildings and improvements for federal income tax purposes at December 31, 2006 was approximately $68,288,350.

(E)	Reconciliation Summary of Transactions – Accumulated Depreciation.

	Year ended December 31,
	2006	2005	2004
Balance at beginning of year	$16,018,104	$25,847,815	$34,462,877
Depreciation charged to expense	1,162,453	2,265,129	2,753,111
Accumulated depreciation of real estate sold	–	(12,094,840)	(11,368,173)
Balance at close of year	$17,180,557	$16,018,104	$25,847,815

(F)	The San Antonio, Texas property was classified as “held for sale” in August 2005. The Monterey Park, California and the New York, New York properties were classified as “held for sale” in June 2006 and November 2006, respectively. Under the liquidation basis of accounting, our properties are carried at their estimated fair value. The net liquidation adjustment is the adjustment we have made to the book value of our properties to reflect fair value. Depreciation expense will not be recorded subsequent to December 31, 2006 as a result of adoption of our plan of liquidation because all properties are classified as “held for sale.” We sold all of our properties by April 2, 2007, for sales prices, net of selling costs, equal to the estimated fair values shown in this Schedule III.