Form 10-Q
period 2007-03-31
CORPORATE REALTY INCOME FUND I L P
filed 2008-03-11
CIK 785898

OMB APPROVAL
OMB Number: 3235-0070
Expires: March 31, 2008
Estimated average burden hours per response..192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report. 475 Fifth Avenue, New York, New York 10017

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES

-ii-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
As of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Real estate held for sale – at estimated fair value, less selling costs	$153,524,188	$173,101,534
Cash and cash equivalents	12,239,044	891,145
Accounts receivable	21,186	338,573
Notes receivable	--	17,773
Escrow deposits	939,580	476,658
Deposits and other assets	1,435,098	1,970,600

Total assets	$168,159,096	$176,796,283

LIABILITIES

Accounts payable and accrued expenses	$930,598	$6,703,761
Mortgage loan payable (secured by real estate held for sale)	29,856,658	29,960,345
Due to general partners	--	1,631,623
Other liabilities	593,851	1,234,458
Liability for estimated costs in excess of estimated receipts during liquidation	6,111,085	6,599,192

Total liabilities	$37,492,192	$46,129,379

Net assets in liquidation	$130,666,904	$130,666,904

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the three months ended March 31, 2007
(Unaudited)

Net assets in liquidation, beginning of period	$130,666,904
Changes in net assets in liquidation:
Changes to liability for estimated costs in excess of estimated receipts during liquidation:
Rental revenue	(2,503,748)
Other income	(198,377)
Interest expense	618,879
Property operations	1,639,285
Management fees – affiliate	141,377
Bad debt expense	338,384
General and administrative	381,787
Amortization	20,850
Change in estimated costs in excess of estimated receipts during liquidation	49,670

Change to liability for estimated costs in excess of estimated receipts during liquidation	488,107

Change in fair value of assets and liabilities:
Proceeds from real estate sold	(19,577,346)
Change in cash and cash equivalents	11,347,899
Collection of receivables	(335,160)
Change in escrow deposits and other assets	(72,580)
Change in accounts payable and accrued expenses	5,773,163
Repayment of mortgage loan payable	103,687
Change in due to general partners	1,631,623
Change in other liabilities	640,607

Net decrease in fair value of assets and liabilities	(488,107)

Change in net assets in liquidation	--

Net assets in liquidation, end of period	$130,666,904

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
For the three months ended March 31, 2006
(Unaudited)

Revenue:
$--

Expenses:
General and administrative	253,255

Loss from continuing operations	(253,255)
Loss from discontinued operations	(838,466)

Net loss	$(1,091,721)
Net loss allocated:
General partners	$(10,917)
Limited partners	(1,080,804)

$(1,091,721)
Net loss per unit of limited partnership interests:
Continuing operations	(0.08)
Discontinued operations	(0.28)

Net loss per unit of limited partnership interests	$(0.36)

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006
(Unaudited)

Operating activities:
Net loss	$(1,091,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	493,434
Bad debt expense	--
Impairment loss	600,000
Deferred rent receivable	(52,974)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(48,505)
Notes receivable	426
Lease commissions and deferred legal fees	(197,881)
Escrow deposits	(433,381)
Deposits and other assets	488,790
Increase (decrease) in:
Accounts payable and accrued expenses	426,007
Due to general partners	(120,809)
Other liabilities	(27,782)

Total adjustments	1,127,325

Net cash provided by operating activities	35,604

Investing activities:
Increase in escrow deposits	(12,088)
Capital and tenant improvements	(257,485)

Net cash used in investing activities	(269,573)

Financing activities:
Repayments of mortgage loan payable	(96,158)

Net decrease in cash and cash equivalents	(330,127)

Cash and cash equivalents at beginning of period	752,059

Cash and cash equivalents at end of period	$421,932

See accompanying notes.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant’s annual report on Form 10-K for the year ended December 31, 2006.

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

     By April 2, 2007, the Partnership had sold its remaining properties. See Note 6 – Investments in Real Estate.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

     Liquidation Basis of Accounting

     As a result of the approval of the Plan by the unitholders, the Partnership adopted the liquidation basis of accounting as of December 31, 2006, and for all periods subsequent to December 31, 2006. Accordingly, on December 31, 2006, assets were adjusted to their estimated fair value. Liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale is based on the sales prices of such properties, net of selling costs. Estimated future cash flows from property operations were made based on the actual sales dates of the assets. These amounts are based on the actual sales prices of the Partnership’s assets, net of selling costs, operations, and liquidating distribution paid to partners and unitholders, and does not represent an estimate of such amounts.

     Revenue Recognition

     Prior to adopting the liquidation basis of accounting, rental revenue was recognized on a straight-line basis over the terms of the leases. Rental revenue for the three months ended March 31, 2006 includes $45,768 of income on the straight-line basis over the actual amount billed.

     Real Estate Held for Sale, Less Selling Costs

     Prior to adopting the liquidation basis of accounting, the Partnership followed the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). In accordance with SFAS 144, the Partnership classified an operating property as held for sale when it determined that the property was available for immediate sale in its present condition and management was reasonably certain that a sale would be consummated. Operating properties held for sale were carried at the lower of cost or fair value less costs to sell. When a property was identified by management and a plan for sale, as defined by SFAS 144, had been adopted, the Partnership estimated the fair value, net of selling costs, of such property. Depreciation and amortization are suspended during the held-for-sale period. The operations of properties held for sale are reclassified into discontinued operations for all periods presented.

4. Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

     The change in the liability for estimated costs in excess of estimated receipts during liquidation as of March 31, 2007 is as follows:

		Payments and
		Receipts for
		Three Months
	December 31,	ended March 31,	Change in
	2006	2007	Estimates	March 31, 2007
Assets

Estimated net outflows from consolidated operating activities	$(3,318,639)	$438,437	$66,679	$(2,813,523)

Liabilities

Liquidation costs	$(750,000)	$--	$(17,009)	$(767,009)
Prepayment premium	(2,530,553)	--	--	(2,530,553)

Total liability for estimated costs in excess of estimated receipts during liquidation	$(6,599,192)	$438,437	$49,670	$(6,111,085)

5. Net Assets in Liquidation

      Net assets in liquidation was unchanged during the three months ended March 31, 2007. During the three months ended March 31, 2007, real estate held for sale decreased by approximately $19,577,000 and escrow deposits and other assets decreased by $73,000, because of the sale of the Alamo Towers building in San Antonio, Texas in February 2007 and the Kotura Building in Monterey Park, California in March 2007, cash and cash equivalents increased by approximately $11,348,000 due to the receipt of net sales proceeds, and accounts payable and accrued expenses decreased by approximately $5,773,000 through utilization of sales proceeds.

      A liquidating distribution of approximately $130,670,000 was paid on or about May 22, 2007, of which approximately $128,000,000 ($42.90 per Unit) was paid to unitholders and $2,670,000 was paid to the general partners.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

6. Investments in Real Estate

     475 Fifth Avenue

     On April 2, 2007, the Partnership sold its office building and underlying land, located at 475 Fifth Avenue, New York, New York (the “New York Building”) for $161,000,000. The Partnership utilized approximately $31,670,000 of the sale proceeds to satisfy in full the principal balance, accrued interest, and a prepayment premium, net of a credit on account of a tax escrow and replacement and repair reserves, on the New York Loan. The balance of the net sale proceeds was distributed to its partners and unitholders, after paying and reserving for liabilities. The building contains approximately 250,800 net rentable square feet.

     The Partnership purchased the New York Building on December 6, 1996. The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $27,440,000.

     Kotura Building

     On March 15, 2007, the Partnership sold the Kotura Building (formerly the LightCross Building and the Monterey Park Building), an office building located at 2630 Corporate Place, Monterey Park, California, and the underlying land for $5,200,000. The net proceeds from the sale were used to augment the Partnership’s working capital and its final liquidating distribution to partners and unitholders. The property contains approximately 22,250 square feet of net rentable area.

     The Partnership acquired the Kotura Building on July 10, 1986. The terms of the agreement with the seller provided for a purchase price, including capitalized closing and related costs, of approximately $4,182,000.

     Alamo Towers

     On February 28, 2007, the Partnership sold its office building and underlying land located in San Antonio, Texas, for $15,833,000. The Partnership used the net sale proceeds to satisfy accounts payable and accrued expenses and to augment working capital and its final liquidating distribution to partners and unitholders. The building contains approximately 193,900 net rentable square feet.

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

7. Discontinued Operations

      In August 2005, the Partnership classified the Alamo Towers in San Antonio, Texas as “held for sale.” The Partnership classified the Kotura Building in Monterey Park, California and 475 Fifth Avenue in New York, New York as “held for sale” in June 2006 and November 2006, respectively. In accordance with SFAS 144, the results of operations for the Alamo Towers, the Kotura Building, and 475 Fifth Avenue are reflected in the consolidated statement of operations as discontinued operations for the period ended March 31, 2006.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

     The following table summarizes the income and expense components that comprise net income from discontinued operations for the three months ended March 31, 2006:

REVENUE

Rental	$2,543,025
Other income	13,136

Total revenue	$2,556,161

EXPENSES
Property operating	1,527,349
Management fees - affiliate	148,191
Impairment loss	600,000
Depreciation and amortization	493,434

Total expenses	$2,768,974

Loss before interest income and interest expense	(212,813)
Interest income	70
Interest expense	(625,723)

Loss from discontinued operations	$(838,466)

8. Transactions With General Partners and Affiliates

     Following is a summary of the fees earned for the three months ended March 31, 2007 and 2006:

	2007	2006
Property management and disposition fees	$141,377	$148,191

     Subsequent to March 31, 2007, the general partners earned $2,339,510 of property management and disposition fees. Those fees include a subordinated property disposition fee in the amount of $2,340,000 (equal to 1% of the gross sales price of each property, including those previously sold). All such amounts were paid to the general partners in 2007.

CORPORATE REALTY INCOME FUND I, L.P.
and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

     In May 2007, simultaneously with payment of a liquidating distribution to unitholders, an affiliate of the general partners purchased all of the limited partnership interests in the Partnership for a purchase price of $700,000, which amount was included in the funds available for the liquidating distributions. The $700,000 paid by the general partners’ affiliate constitutes the value of the Partnership’s remaining assets, net of any remaining liabilities, expenses, and obligations. The $700,000 purchase price is included in “Deposits and other assets” in the consolidated statement of net assets in liquidation as of March 31, 2007.

9. Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2007	2006
Cash paid for interest	$618,879	$626,408

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

     Except for approximately $224,000 deemed distributed to partners and Unitholders in 2006 upon payment of withholding taxes in connection with the sale of the Tumi Building in New Jersey, Registrant was forced to suspend distributions for the first quarter of 2007 and for each of the four quarters of 2006 and 2005.

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

     In April 2007, we sold our building in New York, New York for a sales price of approximately $161,000,000. We used approximately $31,670,000 to satisfy in full the principal balance, accrued interest, and prepayment premium of the 475 Loan. We also paid sales commissions and other closing costs aggregating approximately $7,330,800, so that we received net proceeds of approximately $121,873,600 from the sale of the building.

Liquidity and Capital Resources

     Liquidity And Sources Of Cash

     At March 31, 2007, we had cash and receivables of approximately $12,260,000 as contrasted to accounts payable and accrued expenses of approximately $931,000. During the three months ended March 31, 2007, our cash and receivables increased by approximately $11,013,000, our accounts payable and accrued expenses decreased by approximately $5,773,000, and amounts due to the General Partners decreased by approximately $1,632,000. These changes reflect the receipt of proceeds from the sale of the Alamo Towers and Kotura Building and the use of a portion of those proceeds to pay down accounts payable and accrued expenses and amounts due to the General Partners.

Changes in Net Assets in Liquidation

     Net assets in liquidation were unchanged during the three months ended March 31, 2007. During the three months ended March 31, 2007, real estate held for sale decreased by approximately $19,577,000 and escrow deposits and other assets decreased by $73,000, because of the sale of the Alamo Towers building in San Antonio, Texas in February 2007 and the Kotura Building in Monterey Park, California in March 2007, cash and cash equivalents increased by approximately $11,348,000 due to the receipt of net sales proceeds, and accounts payable and accrued expenses decreased by approximately $5,773,000 through utilization of sales proceeds.

     A liquidating distribution of approximately $130,670,000 was paid on or about May 22, 2007, of which approximately $128,000,000 ($42.90 per Unit) was paid to Unitholders and $2,670,000 was paid to the General Partners.

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

     Liquidation Basis of Accounting

     As a result of the approval of our plan of liquidation by our Unitholders, we adopted the liquidation basis of accounting as of December 31, 2006, and for all periods subsequent to December 31, 2006. Accordingly, on December 31, 2006, assets were adjusted to their estimated fair value. Liabilities, including estimated costs associated with implementing our plan of liquidation, were adjusted to their estimated settlement amounts. The valuation of real estate held for sale was based on actual sales prices net of actual selling costs. Estimated future cash flows from property operations were made based on the actual sales dates of the assets. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the liquidation value of our assets available to our partners and Unitholders upon liquidation.

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

     Valuation of Properties Held for Use and Sale.

     Prior to adoption of our plan of liquidation, on a quarterly basis, management reviewed the carrying value of our properties for impairment. We recorded impairment losses and reduced the carrying value of properties when indicators of impairment were present and the expected undiscounted cash flows related to those properties were less than their carrying amounts. In cases where we did not expect to recover our carrying costs on properties held for use, we reduced our carrying cost to fair value; for properties held for sale, we reduced our carrying value to the fair value less costs to sell. Management’s estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, its estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of its properties at the end of its anticipated holding period, and the length of its anticipated holding period. These assumptions could differ materially from actual results in future periods. If the strategy changes or if market conditions dictate an earlier sale, an impairment loss could be recognized and such loss could be material. For the three months ended March 31, 2006, Registrant recorded an impairment write-down of $600,000 to reduce the carrying amount of the Alamo Towers in San Antonio, Texas.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     Registrant's primary market risk exposure is to changes in interest rates on its mortgage loan borrowings.

     Registrant paid off its remaining mortgage loan (the 475 Loan, a fixed rate debt instrument) on April 2, 2007 from the proceeds of the sale of 475 Fifth Avenue. The average interest rate on Registrant’s debt was 8.27% at March 31, 2007 and December 31, 2006. Registrant does not have any other material market-sensitive financial instruments. It is not Registrant's policy to engage in hedging activities for outstanding debt instruments or for speculative or trading purposes.

     The fair value of Registrant’s fixed rate borrowings, using discounted cash flow analyses, based on borrowing rates for similar types of borrowing arrangements at March 31, 2007 (estimated at 5.43% per annum) was approximately $31,373,000. An increase of 1% in market rates would reduce the fair value of Registrant’s fixed rate borrowings by approximately $689,000. A 1% decrease in market rates would increase such fair value by approximately $706,000.

Item 4T. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     On February 9, 2007, Registrant’s Plan of Complete Dissolution and Liquidation was approved by its unitholders by a vote of 2,026,566 units (67.93% of outstanding units) for approval, 1,600 units (0.05% of outstanding units) against approval, and 2,170 units (0.07% of outstanding units) abstained. Approval of the plan required the affirmative vote of a majority of the outstanding depositary units of limited partnership interests. Upon this approval, Registrant discontinued recording any further transfers of units. This vote also approved an amendment to Registrant’s partnership agreement to authorize an affiliate of the General Partners to acquire properties and assets not timely sold by Registrant, and to assume liabilities not timely satisfied by Registrant, in liquidation.

Item 6. Exhibits.

     The following exhibits are filed with this report:

31	Certification pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.
32	Certification of Principal Executive Officer and Principal Financial Officer Regarding Quarterly Report pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE REALTY INCOME FUND I, L.P.
(Registrant)

By: VANCE CAPITAL CORPORATION
AS CORPORATE GENERAL PARTNER

Date: March 6, 2008	By:	/s/ Robert F. Gossett, Jr.
Robert F. Gossett, Jr., President

Date: March 6, 2008	By:	/s/ Pauline G. Gossett
Pauline G. Gossett, Secretary